Form 10-Q
period 1996-03-31
HORSESHOE GAMING LLC; ROBINSON PROPERTY GROUP LIMITED PARTNERSHIP
filed 1996-06-13
CIK 1005732, 1005748

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


         QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended                 March 31, 1996
                                               --------------


Commission File Number
                                     ------------------------


                            HORSESHOE GAMING, L.L.C.
             (Exact name of registrant as specified in its charter)



         Delaware                                  7999                          88-0343515
  (State or other jurisdiction         (Primary Standard Industrial   (I.R.S. Employer Identification No.)
of incorporation or organization)       Classification Code Number)



                            ROBINSON PROPERTY GROUP
                              LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)



         Mississippi                             7999                           64-0840031
 (State or other jurisdiction          (Primary Standard Industrial    (I.R.S. Employer Identification No.)
of incorporation or organization)       Classification Code Number)


                               568 Colonial Road
                            Memphis, Tennessee 38117
                                 (901) 820-2460
         (Address, including zip code, and telephone number, including area code, of registrants' principal executive office)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes  X    No
                                    ----     -----

                  HORSESHOE GAMING, L. L. C. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          QUARTER ENDED MARCH 31, 1996



INDEX                                                                   PAGE
- - -----                                                                   ----

PART I      FINANCIAL INFORMATION

ITEM 1      Financial Statements:

     Horseshoe Gaming, L. L. C. and Subsidiaries:
       Consolidated Condensed Balance Sheets
            at March 31, 1996 and December 31, 1995 . . . . . . . . . . . .  3
       Consolidated Condensed Statements of Operations
            for the three months ended March 31, 1996 and 1995  . . . . . .  4
       Consolidated Condensed Statements of Cash Flows
            for the three months ended March 31, 1996 and 1995. . . . . . .  5
       Notes to Consolidated Condensed Financial Statements . . . . . . . .  6

     New Gaming Capital Partnership and Subsidiary:
       Consolidated Condensed Balance Sheets
            at March 31, 1996 and December 31, 1995 . . . . . . . . . . . .  8
       Consolidated Condensed Statements of Operations
            for the three months ended March 31, 1996 and 1995  . . . . . .  9
       Consolidated Condensed Statements of Cash Flows
            for the three months ended March 31, 1996 and 1995  . . . . . . 10
       Notes to Consolidated Condensed Financial Statements . . . . . . . . 11

     Robinson Property Group, L.P.:
       Condensed Balance Sheets
            at March 31, 1996 and December 31, 1995 . . . . . . . . . . . . 12
       Condensed Statements of Operations
            for the three months ended March 31, 1996 and 1995. . . . . . . 13
       Condensed Statements of Cash Flows
            for the three months ended March 31, 1996 and 1995. . . . . . . 14
       Notes to Condensed Financial Statements  . . . . . . . . . . . . . . 15

ITEM 2      Management's Discussion and Analysis of Financial Condition
            and Results of Operations   . . . . . . . . . . . . . . . . . . 16

PART II     OTHER INFORMATION

ITEM 6      Exhibits and reports on Form 8-K

       (a)  Exhibit No. 27 --- Financial Data Schedule. . . . . . . . . . . 19


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20

PART I      FINANCIAL INFORMATION
ITEM 1      FINANCIAL STATEMENTS




                   HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)


                                                       March 31,   December 31,
                                                         1996          1995
                                                      -----------  ------------
                                                      (Unaudited)

                                     ASSETS
Current Assets:
  Cash and cash equivalents                             $ 79,861     $ 65,541
  Accounts receivable, net                                 6,911        5,207
  Receivables - related party                                870          757
  Inventories                                              1,527        1,481
  Prepaid expenses and other                               2,874        1,404
                                                        --------     --------
              Total current assets                        92,043       74,390
                                                        --------     --------
Property and Equipment:
  Land                                                     7,907        6,920
  Buildings, boat, barge and improvements                113,065      100,849
  Furniture, fixtures and equipment                       37,117       35,568
  Less:  accumulated depreciation                        (16,470)     (13,642)
                                                        --------     --------
                                                         141,619      129,695
  Construction in progress                                 4,487        9,187
                                                        --------     --------
              Net property and equipment                 146,106      138,882
                                                        --------     --------

Escrow funds                                              26,571       31,316
Goodwill, net                                             40,239       40,640
Other assets, net                                         14,444       14,860
                                                        --------     --------
                                                        $319,403     $300,088
                                                        ========     ========


                        LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
   Current maturities of long-term debt                 $ 15,943     $ 10,747
   Accounts payable                                        2,449        3,910
   Accrued expenses and other                             40,131       28,513
                                                        --------     --------
              Total current liabilities                   58,523       43,170

Long-term debt, less current maturities                  181,747      186,856
                                                        --------     --------
              Total liabilities                          240,270      230,026
                                                        --------     --------

Minority Interest                                           (625)      (1,128)

Commitments and Contingencies

Redeemable Ownership Interests, net                       19,852       18,443

Members' Equity                                           59,906       52,747
                                                        --------     --------
                                                        $319,403     $300,088
                                                        ========     ========


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                   HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                                          Three Months Ended
                                                               March  31,
                                                          ------------------
                                                            1996      1995
                                                          -------    -------
Revenues:
  Casino                                                  $83,672    $49,671
  Food and beverage                                         7,385      5,011
  Hotel                                                     1,971      1,215
  Other                                                     1,250        733
                                                          -------    -------
                                                           94,278     56,630
  Promotional allowances                                   (6,254)    (3,564)
                                                          -------    -------
     Net revenues                                          88,024     53,066
                                                          -------    -------

Expenses:
  Casino                                                   40,737     21,179
  Food and beverage                                         4,745      3,334
  Hotel                                                       547        559
  Other                                                       479        406
  General and administrative                               15,156      8,587
  Development                                                 883        992
  Depreciation and amortization                             3,723      2,553
  Preopening                                                    -      7,021
                                                          -------    -------
     Total expenses                                        66,270     44,631
                                                          -------    -------
Operating Income                                           21,754      8,435
Other Income (Expense):
  Interest expense                                         (6,708)    (3,950)
  Interest and other income                                 1,222         58
  Other                                                      (116)         -
  Minority interest in (income)
     loss of subsidiaries                                    (503)    (1,327)
                                                          -------    -------

Net Income                                                $15,649    $ 3,216
                                                          =======    =======

















              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                   HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                          Three Months Ended
                                                               March  31,
                                                          ------------------
                                                            1996      1995
                                                          -------    -------

Cash provided by operating activities:                    $22,062    $18,968
                                                          -------    -------

Cash flows from investing activities:
   Purchases of property and equipment                    (10,813)   (19,748)
   Proceeds from land held for sale                         1,400          -
   Decrease in escrow funds                                 4,745          -
   Increase in Construction Payable                             -     (2,283)
   Increase in other assets                                (1,232)    (3,534)
                                                          -------    -------
                Net cash used in investing
                  activities                               (5,900)   (25,565)
                                                          -------    -------

Cash flows from financing activities:
   Advances to affiliates                                       -     (1,341)
   Proceeds from debt and warrants                              -     28,388
   Payments on debt                                           (12)    (3,293)
   Capital contributions                                       27          -
   Capital distributions                                   (1,857)    (1,472)
                                                          -------    -------
                Net cash provided by (used in)
                  financing activities                     (1,842)    22,282
                                                          -------    -------

Net change in cash and cash equivalents                    14,320     15,685
Cash and cash equivalents, beginning of period             65,541     13,495
                                                          -------    -------
Cash and cash equivalents, end of period                  $79,861    $29,180
                                                          =======    =======






















              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                   HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   Introduction:

The accompanying unaudited Consolidated Condensed Financial Statements of Horseshoe Gaming, L.L.C., a Delaware corporation, have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and disclosures necessary for complete financial statements in conformity with generally accepted accounting principles. The consolidated condensed balance sheet at December 31, 1995 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations.

Operating results for the 1995 period include the operations of the Horseshoe Casino Center in Tunica County, Mississippi, commencing February 13, 1995.

2.   Long-Term Debt:

In January, 1996, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") to exchange its senior notes for senior notes with identical terms which have been registered under the Securities Act of 1933. The registration statement was declared effective by the SEC on May 13, 1996.

On April 10, 1996, the Company received approximately $48.1 million after fees and expenses from the exercise of warrants originally issued in connection with the Company's private placement of $100 million of 12.75% senior notes in October, 1995. The warrants provided for the purchase of an additional $50 million of senior notes at 98.15% of par value. All of the outstanding warrants were exercised.

3.   Commitments and Contingencies:

Employment Agreements

HE and RPG have entered into employment agreements with certain key employees that provide certain benefits in the event such employees are terminated. The employees received ownership interests in the Company that vest over the terms specified in the various employment agreements, which is generally five years. The employment agreements include a put/call provision which if exercised by the employee would require the Company to repurchase the vested ownership interests in the event of termination at the then fair market value based on an independent appraisal. Accordingly, these compensation agreements are accounted for as variable stock purchase plans. Compensation expense is recorded each period equal to the fair market value of ownership interests vested pursuant to these agreements. Changes in market value will be reflected in compensation expense in future periods until the employees' shares are repurchased.

The total ownership interest in the Company issued to employees pursuant to such employment agreements was 3.8% as of March 31, 1996, of which 1.5% was vested. As of March 31, 1996, the Company would also be required to make severance payments to employees in the event of termination of up to $3,999,000.

Litigation

The Company and its subsidiaries, during the normal course of operating its business, become engaged in various litigation and other legal disputes. In the opinion of the Company's management, the ultimate disposition of such disputes will not have a material impact on the Company's operations.

Political Uncertainties in Louisiana

In the 1996 special session of the Louisiana legislature, Louisiana lawmakers recently rejected the Governor's efforts to call for a single statewide referendum that would give voters the opportunity to vote on the continued legalization of riverboat gaming, the land-based casino, and video poker. Instead, the Louisiana legislature passed a measure providing for local option elections in November 1996 which will give voters in communities across the state the opportunity to decide the fate of certain forms of gaming in their parishes. In the November 1996 elections, voters in each parish will vote on video poker, voters in parishes with riverboats will vote on riverboat gaming as well, and voters in Orleans Parish will also vote on the land-based casino.

There can be no assurance that the voters of the Parish of Bossier, in which HE operates, will not vote to prohibit riverboat gaming in the November 1996 election. If a vote to prohibit riverboat gaming occurred, HE would be required to discontinue gaming activity in the parish of Bossier upon expiration of its current gaming license in 1999. Unless HE would be able to move its boat to another Louisiana Parish, the discontinuance of gaming operations in the Parish of Bossier would have a material adverse effect on the Company, both in terms of the loss of revenues and cash flow generated by Horseshoe Bossier City and the impairment of the significant investment that the Company has in its riverboat casino and related facilities.

Other Items

The Company is required to purchase the minority ownership interests in any new projects developed by Horseshoe Ventures following 36 months of operations.
The purchase price is to be based on earnings during the 36-month period and is payable in cash or ownership interests in the Company.

In February 1996, HE was awarded the rights to a second casino in Bossier City, Louisiana by the Louisiana Riverboat Gaming Commission and is in the process of seeking final licensing approval. The Company has entered into an agreement for the purchase of a riverboat to be used in Bossier City, Louisiana, as its second facility. The purchase price for the riverboat is $11,500,000, of which $1,500,000 was paid on March 28, 1996, upon entering into the purchase agreement, and the remaining $10,000,000 is payable upon HE receiving final approval. In the event HE does not receive approval, the purchase agreement for the riverboat will be terminated and the Company will be refunded the $1,500,000 down payment.

In February 1996, NGCP entered into an option agreement to purchase an additional 1% limited partnership interest in HE for $4,000,000, of which approximately $514,000 was paid at closing, approximately $819,000 is to be paid within 10 days of HE receiving final approval, discussed above, and the remaining $2,667,000 is payable in three annual installments of $889,000 plus accrued interest at 8% beginning one year after closing. If the Company does not receive final license approval, the total purchase price will be reduced to $1,541,000.

On May 20, 1996, the Company had applied to the State of Indiana for the only license available to operate a riverboat casino in Harrison County, Indiana. The Indiana Gaming Commission awarded the license to another applicant. As a result, the company will write off assets approximating $1.3 million during the second quarter of 1996.

                 NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                    March 31,     December 31,
                                                      1996            1995
                                                    ---------     ------------
                                                   (Unaudited)

                                     ASSETS

Current Assets:
  Cash and cash equivalents                          $ 18,671       $ 27,025
  Accounts receivable, net                              2,448          1,825
  Receivables - related party                             820            527
  Inventories                                           1,150          1,063
  Prepaid expenses and other                            2,003          1,225
                                                     --------       --------
            Total current assets                       25,092         31,665
                                                     --------       --------
Property and Equipment:
  Land                                                  5,201          4,215
  Buildings, boat and improvements                     62,875         50,678
  Furniture, fixtures and equipment                    20,635         19,403
  Less:  accumulated depreciation                      (9,581)        (8,247)
                                                     --------       --------
                                                       79,130         66,049
  Construction in progress                              3,814          8,889
                                                     --------       --------
            Net property and equipment                 82,944         74,938
                                                     --------       --------
Other Assets:
  Deferred finance charges, net                         2,384          2,367
  Deferred license fee, net                               927            937
  Goodwill, net                                        17,078         17,252
  Other, net                                            5,505          6,572
                                                     --------       --------
                                                     $133,930       $133,731
                                                     ========       ========


                       LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
   Current maturities of long-term debt              $ 12,439       $  7,320
   Accounts payable                                     1,104          1,239
   Due to affiliates                                    9,535          5,596
   Accrued expenses and other                          15,033         15,598
                                                     --------        -------
                Total current liabilities              38,111         29,753

Long-term debt, less current maturities                70,761         70,692
                                                     --------        -------
                Total liabilities                     108,872        100,445
                                                     --------        -------


Minority Interest                                        (625)        (1,128)

Commitments and Contingencies

Partners' Capital                                      25,683         34,414
                                                     --------       --------
                                                     $133,930       $133,731
                                                     ========       ========








              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                 NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)




                                                            Three Months Ended
                                                                 March  31,
                                                            ------------------
                                                              1996       1995
                                                            -------    -------
Revenues:
  Casino                                                    $43,525    $32,824
  Food and beverage                                           4,540      3,762
  Hotel                                                       1,075        803
  Other                                                         461        422
                                                            -------    -------
                                                             49,601     37,811
  Promotional allowances                                     (3,362)    (2,329)
                                                            -------    -------
     Net revenues                                            46,239     35,482
                                                            -------    -------

Expenses:
  Casino                                                     24,263     14,758
  Food and beverage                                           2,357      2,144
  Hotel                                                         225        325
  Other                                                         190        273
  General and administrative                                  8,956      6,148
  Depreciation and amortization                               1,950      1,412
                                                            -------    -------
     Total                                                   37,941     25,060
                                                            -------    -------
Operating Income                                              8,298     10,422
Other Income (Expense):
  Interest expense                                           (2,621)    (2,532)
  Interest income                                               265         36
  Minority interest in (income)
     loss of subsidiary                                        (503)      (869)
                                                            -------    -------

Net Income                                                  $ 5,439    $ 7,057
                                                            =======    =======



















              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                 NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                          Three Months Ended
                                                               March 31,
                                                         ---------------------
                                                           1996         1995
                                                         -------       -------
Cash provided by operating activities                      5,926        11,119
                                                         -------       -------

Cash flows from investing activities:
   Purchase of property and equipment                    (10,085)       (2,289)
   Proceeds from land held for sale                        1,400           -
   Increase in other assets                                 (552)          135
                                                         -------       -------
                Net cash used in investing
                  activities                              (9,237)       (2,154)
                                                         -------       -------

Cash flows from financing activities:
   Proceeds from debt                                      5,200         3,600
   Payments on debt                                          (12)       (1,498)
   Capital contributions                                      27           -
   Capital distributions                                 (14,197)       (1,472)
   Increase (decrease) in due to affiliates                3,939        (3,841)
                                                         -------       -------
                Net cash used in financing
                  activities                              (5,043)       (3,211)
                                                         -------       -------

Net change in cash and cash equivalents                   (8,354)        5,754
Cash and cash equivalents, beginning of period            27,025        11,616
                                                         -------       -------
Cash and cash equivalents, end of period                 $18,671       $17,370
                                                         =======       =======























              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                 NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. Introduction:

The accompanying unaudited Consolidated Condensed Financial Statements of New Gaming Capital Partnership and Subsidiary, have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and disclosures necessary for complete financial statements in conformity with generally accepted accounting principles. The consolidated condensed balance sheet at December 31, 1995 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations.

2. Commitments and Contingencies:

Litigation

The Partnership and its subsidiary, during the normal course of operating its business, become engaged in various litigation and other legal disputes. In the opinion of the Partnership's management, the ultimate disposition of such disputes will not have a material impact on the Partnership's operations.

Political Uncertainties in Louisiana

In the 1996 special session of the Louisiana legislature, Louisiana lawmakers recently rejected the Governor's efforts to call for a single statewide referendum that would give voters the opportunity to vote on the continued legalization of riverboat gaming, the land-based casino, and video poker. Instead, the Louisiana legislature passed a measure providing for local option elections in November 1996 which will give voters in communities across the state the opportunity to decide the fate of certain forms of gaming in their parishes. In the November 1996 elections, voters in each parish will vote on video poker, voters in parishes with riverboats will vote on riverboat gaming as well, and voters in Orleans Parish will also vote on the land-based casino.

There can be no assurance that the voters of HE's parish, the Parish of Bossier, will not vote to prohibit riverboat gaming in the November 1996 election. If a vote to prohibit riverboat gaming occurred, HE would be required to discontinue gaming activity in the parish of Bossier upon expiration of its current gaming license in 1999. Unless HE will be able to move its boat to another Louisiana Parish, the discontinuance of gaming operations in the Parish of Bossier would have a material adverse effect on the Company, both in terms of the loss of revenues and cash flow generated by Horseshoe Bossier City and the impairment of the significant investment that the Company has in its riverboat casino and related facilities.

In February 1996, HE was awarded the rights to a second casino in Bossier City, Louisiana by the Louisiana Riverboat Gaming Commission and is in the process of seeking licensing approvals. The Company has entered into an agreement for the purchase of a riverboat to be used in Bossier City, Louisiana, as its second facility. The purchase price for the riverboat is $11,500,000, of which $1,500,000 was paid on March 28, 1996, upon executing the purchase agreement and the remaining $10,000,000 is payable upon HE receiving approval. In the event HE does not receive approval, the purchase agreement for the riverboat will be terminated and Gaming will be refunded the $1,500,000 down payment.

In February 1996, the Partnership entered into an option agreement to purchase an additional 1% limited partnership interest in HE for $4,000,000, of which approximately $514,000 was paid at closing, approximately $819,000 is to be paid within 10 days of HE receiving final license approval, discussed above, and the remaining $2,667,000 is payable in three annual installments of $889,000 plus accrued interest at 8% beginning one year after closing. If the Company does not receive final license approval, the total purchase price will be reduced to $1,541,000.

                         ROBINSON PROPERTY GROUP, L.P.
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                   March 31,     December 31,
                                                     1996            1995
                                                  -----------    ------------
                                                  (Unaudited)
                                     ASSETS
Current Assets:
  Cash and cash equivalents                        $ 26,545        $ 32,706
  Accounts receivable, net                            4,298           3,144
  Interest receivable - related party                     -             305
  Inventories                                           377             418
  Prepaid expenses and other                            799             166
                                                   --------        --------
            Total current assets                     32,019          36,739
                                                   --------        --------
Property and Equipment:
  Land                                                2,505           2,505
  Buildings, barge and improvements                  50,190          50,171
  Furniture, fixtures and equipment                  16,261          16,142
  Less:  accumulated depreciation                    (6,875)         (5,390)
                                                   --------        --------
                                                     62,081          63,428
  Construction in progress                              673             298
                                                   --------        --------
            Net property and equipment               62,754          63,726
                                                   --------        --------
Other Assets:
  Deferred finance charges, net                       1,515           2,237
  Goodwill, net                                      21,084          21,299
  Other, net                                          1,813           1,861
                                                   --------        --------
                                                   $119,185        $125,862
                                                   ========        ========


                       LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
   Accounts payable                                $  1,315        $  2,671
   Due to affiliates                                  6,302           4,710
   Accrued expenses and other                         9,795           8,404
                                                    -------         -------
                Total current liabilities            17,412          15,785
                                                    -------         -------

Long-term debt, less current maturities              50,000          70,000
                                                    -------         -------
                Total liabilities                    67,412          85,785
                                                    -------         -------


Commitments and Contingencies

Partners' Capital                                    51,773          40,077
                                                   --------        --------
                                                   $119,185        $125,862
                                                   ========        ========










                     The accompanying notes are an integral
                 part of these condensed financial statements.

                         ROBINSON PROPERTY GROUP, L.P.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)




                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                             1996       1995
                                                            -------    -------
Revenues:
   Casino                                                   $40,147    $16,847
   Food and beverage                                          2,845      1,249
   Hotel                                                        896        412
   Other                                                        789        311
                                                            -------    -------
                                                             44,677     18,819
   Promotional allowances                                    (2,892)    (1,235)
                                                            -------    -------
      Net revenues                                           41,785     17,584
                                                            -------    -------

 Expenses:
   Casino                                                    16,474      6,421
   Food and beverage                                          2,388      1,190
   Hotel                                                        322        234
   Other                                                        289        131
   General and administrative                                 6,220      2,431
   Depreciation and amortization                              1,748      1,141
   Preopening                                                     -      7,021
                                                            -------    -------
      Total                                                  27,441     18,569
                                                            -------    -------
 Operating Income (Loss)                                     14,344       (985)
 Other Income (Expense):
   Interest expense                                          (2,949)    (1,411)
   Interest and other income                                    301         15
                                                            -------    -------

 Net Income (Loss)                                          $11,696    $(2,381)
                                                            =======    =======


















                     The accompanying notes are an integral
                 part of these condensed financial statements.

                         ROBINSON PROPERTY GROUP, L.P.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                              1996      1995
                                                            -------    -------
Cash provided by operating activities                        12,760      8,849
                                                            -------    -------

Cash flows from investing activities:
   Purchases of property and equipment                         (513)   (17,459)
   Increase in Construction Payable                               -     (2,283)
   Increase in other assets                                       -     (3,669)
                                                            -------    -------
                Net cash used in investing
                  activities                                   (513)   (23,411)
                                                            -------    -------

Cash flows from financing activities:
   Proceeds from debt                                             -     24,788
   Payments on debt                                         (20,000)    (1,795)
   Changes in due to/from affiliates                          1,592      1,500
                                                            -------    -------
                Net cash (used in) provided by
                  financing activities                      (18,408)    24,493
                                                            -------    -------

Net change in cash and cash equivalents                      (6,161)     9,931
Cash and cash equivalents, beginning of period               32,706      1,879
                                                            -------    -------

Cash and cash equivalents, end of period                    $26,545    $11,810
                                                            =======    =======

























                     The accompanying notes are an integral
                 part of these condensed financial statements.

                         ROBINSON PROPERTY GROUP, L.P.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   Introduction:

The accompanying unaudited Condensed Financial Statements of Robinson Property Group, L.P., have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and disclosures for complete financial statements in conformity with generally accepted accounting principles. The consolidated condensed balance sheet at December 31, 1995 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations.

Operating results for the 1995 period include the operations of Robinson Property Group, L.P. (dba the Horseshoe Casino Center), commencing February 13, 1995.

2.   Contingencies:

Litigation

The Partnership, during the normal course of operating its business, becomes engaged in various litigation and other legal disputes. In the opinion of the Partnership's management, the ultimate disposition of such disputes will not have a material impact on the Partnership's operations.

PART I  FINANCIAL INFOMATION

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis provides information which Management believes is relevant to an assessment and understanding of the Company's consolidated financial condition and results of operations of Horseshoe Gaming L.L.C. (the "Comany"). The discussion should be read in conjunction with the Consolidated Condensed Financial Statements and notes thereto.

RESULTS OF OPERATIONS

The significant improvement in the Company's operating results for the three months ended March 31, 1996, compared with the prior year period ended March 31, is directly related to the timing of the opening of the Horseshoe Casino Center in Tunica County, Mississippi, on February 13, 1995. Accordingly, 1995 operating results include operations for the Horseshoe Casino Center, commencing February 13, 1995.

The Horseshoe Bossier City contributed net revenues and operating income, respectively, of $46.2 million and $8.3 million for the quarter ended March 31, 1996, and $35.4 million and $10.4 million for the quarter ended March 31, 1995. Operating income decreased by 20.2%, or $2.1 million in the 1996 period as compared to the 1995 period. The decrease in operating income is due to the Company commencing promotional programs and direct marketing programs in market areas outside the general locale of the casino.

The Horseshoe Bossier City's net revenues include casino revenues and non-casino revenues, respectively, of $43.5 million and $2.7 million for the quarter ended March 31, 1996 and $32.8 million and $2.7 million for the quarter ended March 31, 1995. Casino revenue per day increased approximately 31.1% in 1996 to $478,000 from $365,000 in 1995.

The Horseshoe Bossier City is one of three riverboat casinos currently
operating in the Bossier City/Shreveport, Louisiana market.   As discussed
below, in February 1996 the Company was awarded a certificate of preliminary approval to operate a second riverboat casino at its Bossier City site. Further, the Louisiana Riverboat Gaming Commission awarded an additional certificate of preliminary approval, the recipient of which is also expected to operate a riverboat casino in the Bossier City/Shreveport market. As a result of these awards and subject to formal licensing , a total of five riverboat casinos are expected to be operating in the Bossier City/Shreveport market, two of which will be operated by the Company. Management believes that the Bossier City/Shreveport market is sufficiently large to allow five riverboat casinos to operate profitably. Although management expects that the addition of its second riverboat casino in Bossier City will result in an increase in revenues and cash flows, the impact on operating margins from the overall increase in supply to this market is uncertain.

The Horseshoe Casino Center opened on February 13, 1995 and contributed net revenues and operating income of $41.8 million and $14.3 million, respectively for the three months ended March 31, 1996. The 1995 period consisted of only one and one-half months of operations and contributed net revenues of $17.6 million. Operating income for the 1995 period was a loss of $1.0 million which included a $7.0 million charge for preopening expenses. The Horseshoe Casino Center's 1996 net revenues include $40.1 million of casino revenues and $1.7 million of non-casino revenues. Casino revenue per day increased approximately 20.5% in 1996 to $441,000 from $366,000 in 1995.

The Horseshoe Casino Center operates in the competitive Tunica County, Mississippi, market, which currently consists of nine casinos. An additional casino is scheduled to open in that market in the second quarter of 1996 one mile closer to Memphis, Tennessee, than the Horseshoe Casino Center. Also, several of the existing Tunica casinos, including the Horseshoe, have announced expansion plans, including hotel rooms. The Horseshoe Casino Center is currently one of only four casinos in the Tunica market with a hotel. While management expects that this new competition will affect the Horseshoe Casino Center's revenues and operating income, management also believes the projects will increase the size and scope of the overall Tunica gaming market, somewhat mitigating the potential adverse impact on future operating levels at the Horseshoe Casino Center.

OTHER FACTORS AFFECTING EARNINGS

The increase in interest expense for the three months ended March 31, 1996, compared with the prior year period ended March 31, 1995, is due to an increase in the amount of debt outstanding. This was partially offset by a reduction in the overall interest rate on the Company's long-term debt, which resulted from the refinancing of the Company's existing indebtedness as discussed in the Liquidity and Capital Resources section below.

LIQUIDITY AND CAPITAL RESOURCES

In October 1995, the Company refinanced substantially all of its existing indebtedness with the net proceeds from an initial draw of $93.2 million on a $100 million credit facility (the "Credit Facility") and from the sale of $100 million of 12.75% senior notes due September 30, 2000 (the "Senior Notes").
The Senior Notes were sold with warrants to purchase an additional $50 million of Senior Notes on April 10, 1996, at a price of 98.15% of par value which were exercised and raised approximately $48 million after fees and expenses. The Credit Facility bears interest at the greater of 10% or three-month LIBOR plus 2.5% and requires semi-annual principal payments of 5% of the then outstanding balance with final maturity on September 30, 1999.

The net proceeds from these borrowings were also used to (i) purchase equity interests in projects under development in new jurisdictions by directly or indirectly reimbursing Mr. Binion for approximately $6.9 million in costs expended pursuing such projects, and (ii) provide $5 million of working capital to the Company. Approximately $31.1 million was placed in an escrow account (the "Excess Proceeds Escrow Account") to be used to fund the development of new projects and the repayment of debt.

Development

Bossier City, Louisiana

     On February 3, 1996, HE was awarded a certificate of preliminary approval to operate a second casino in Bossier City by the Louisiana Riverboat Gaming Commission (the "Commission"), and is in the process of seeking formal licensing. Upon approval, HE will have been awarded two out of five total licenses for the Bossier City/Shreveport market. The Company has committed to the State of Louisiana to open the second casino in a temporary riverboat within 90 days of receiving final approvals for its license. To satisfy that commitment, the Company recently entered into a purchase agreement to buy a second vessel with 30,000 square feet of gaming area, to be used as a temporary vessel, at a total cost of $11.5 million. If the Company does not receive final approval, then the Company's purchase commitment will be canceled and all deposits will be returned to the Company. The Company intends to replace this vessel within six months with a larger vessel which is currently under construction.

     HE has also prepared plans for expansion of the entire facility at a cost of approximately $130-$140 million, including the addition of the second riverboat. The expansion plans include a 606-suite 25-story hotel tower, a 1,000-seat entertainment complex, a health club, three additional restaurants, meeting room facilities, otheramenitiesand the 1,100-car parking garage completed in the first quarter of 1996, all connected to an expanded dockside facility. Once construction has commenced, management estimates the project will be completed in approximately 12 months.

     In addition, on March 28, 1996, HE completed the purchase of the Le Bossier Hotel, including furnishings and fixtures, for approximately $5.2 million. HE had previously leased this facility under a long-term operating lease.

Tunica, Mississippi

     Management of RPG has plans to further develop its casino site in Tunica, Mississippi, for a total cost of approximately $60-$70 million. Development plans include an additional 15,000 square feet of gaming space for 450 slot machines and 18 to 20 table games, 320 additional hotel suites, a multi-level 1,000-space parking garage and an entertainment facility which will accommodate approximately 1,200 to 1,500 customers and include a health club, two additional restaurants, convention facilities and other amenities. Construction of the expansion has commenced and is expected to be completed during the first quarter of 1997.

Harrison County, Indiana:
     On May 20, 1996, the Company had applied to the State of Indiana for the only license available to operate a riverboat casino in Harrison County, Indiana. The Indiana Gaming Commission awarded the license to another applicant. As a result, the Company will write off assets approximating $1.3 million in the second quarter of 1996.

Other New Projects

     The Company and JBB Gaming Investments, L.L.C., a Delaware limited liability company owned by Mr. Binion and his family ("JBB"), formed Horseshoe Ventures L.L.C. to pursue the development of casinos in new jurisdictions.

     The Company is required to purchase, following 36 months of operations, the direct or indirect interest in any new project developed by Horseshoe Ventures then held by JBB by using either cash or membership interests in the Company with the value of such membership interests determined by an independent appraisal. The value of the purchased interests will be equal to four times the average annual EBITDA of such new project during the preceding 36-month period.

OTHER FACTORS AFFECTING LIQUIDITY

In February, 1996 NGCP entered into an option agreement to purchase an additional 1% minority interest in HE for approximately $4.0 million, subject to HE receiving final licensing approval. If HE does not receive license approval, then the purchase price will be adjusted to approximately $1.5 million.

As of March 31, 1996, the Company had cash and cash equivalents of approximately $106.4 million, including approximately $26.6 million restricted for the pursuit and development of new projects and the repayment of debt. Within the next twelve months, the Company expects to spend approximately $130 to $140 million for the expansion of the Bossier City, Louisiana facility, if final approval is received, and approximately $60 to $70 million for expansion of the Tunica, Mississippi facility.

Management believes that the Company's cash and cash equivalents on hand and cash from operations will be adequate to meet the Company's existing obligations as they become due. Additional financing will be required to fund the Company's development plans discussed above. There can be no assurance that the Company will be successful in obtaining additional financing with terms acceptable to the Company; however, Management has discussed potential financing with certain lending agencies on terms acceptable to the Company.

The Company does not expect the impact of inflation to have a material adverse effect on its operations. Absent changes in competitive and economic conditions or in specific prices affecting the industry, the Company believes that the hotel-casino industry may be able to maintain its operating profit margins in periods of general inflation by increasing minimum wagering limits for its games and increasing the prices of its hotel rooms, food and beverage and other items, and by taking actions designed to increase the number of patrons.

The Company has not experienced any significant seasonal trends; however, the Company has a limited operating history and the Company may determine in the future that its revenues and income may be seasonal in nature.

In the 1996 special session of the Louisiana legislature, Louisiana lawmakers recently rejected the Governor's efforts to call for a single statewide referendum that would give voters the opportunity to vote on the continued legalization of riverboat gaming, the land-based casino, and video poker. Instead, the Louisiana legislature passed a measure providing for local option elections in November 1996 which will give voters in communities across the state the opportunity to decide the fate of certain forms of gaming in their parishes. In the November 1996 elections, voters in each parish will vote on video poker, voters in parishes with riverboats will vote on riverboat gaming as well, and voters in Orleans Parish will also vote on the land-based casino.

There can be no assurance that the voters of HE's parish, the Parish of Bossier, will approve riverboat gaming in the November 1996 election. If a vote to prohibit riverboat gaming occurs, HE would be required to discontinue gaming activity in the parish of Bossier upon expiration of its current gaming license in 1999. Under these circumstances, unless HE is able to move its boat to another Louisiana Parish, the discontinuance of gaming operations in the Parish of Bossier coupled with an inability of HE to move its riverboat casino to another Louisiana parish would have a material adverse effect on the Company, both in terms of the loss of revenues and cash flow generated by Horseshoe Bossier City and the impairment of the significant investment that the Company has in its riverboat casino and related facilities.

PART II  OTHER INFORMATION

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibit No. 27.1 Financial Data Schedule -- Horseshoe Gaming L.L.C. and Subsidiaries (for SEC use only)

         (b) Exhibit No. 27.2 Financial Data Schedule -- Robinson Property Group, L.P. (for SEC use only)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  HORSESHOE GAMING, L.L.C.
                                  a Delaware limited liability company


                                  By:   Horseshoe Gaming, Inc.,
                                        a Nevada corporation
                                  Its:  Manager




Date:  June 14, 1996              By:   /s/ Walter J. Haybert
                                        -------------------------------------
                                        Treasurer and Chief Financial Officer
                                        of Horseshoe Gaming, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Robinson Property Group Limited Partnership a Mississippi limited partnership


                                  By:   Horseshoe GP, Inc.,
                                        a Nevada corporation
                                  Its:  Manager




Date:  June 14, 1996              By:   /s/ Walter J. Haybert
                                        -------------------------------------
                                        Treasurer and Chief Financial Officer
                                        of Horseshoe GP, Inc.

                                 EXHIBIT INDEX




     Exhibit
      Number                  Description

       27.1 Financial Data Schedule -- Horseshoe Gaming L.L.C. and Subsidiaries (for SEC use only)

       27.2         Financial Data Schedule -- Robinson Property Group, L.P.
                    (for SEC use only)