Form 10-Q
period 1996-06-30
HORSESHOE GAMING LLC
filed 1996-08-14
CIK 1005732

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


         QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended  June 30, 1996
                                -------------


Commission File Number   333-00214
                         ---------



                            HORSESHOE GAMING, L.L.C.
                            ------------------------
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


                              Yes  X         No
                                  ---           ---

                  HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          QUARTER ENDED JUNE 30, 1996



INDEX                                                                                        PAGE
- -----                                                                                        ----
PART I           FINANCIAL INFORMATION

ITEM 1           Financial Statements:

        Horseshoe Gaming, L. L. C. and Subsidiaries:
          Consolidated Condensed Balance Sheets
             at June 30, 1996 and December 31, 1995.........................................  3
          Consolidated Condensed Statements of Operations
             for the six and three months ended June 30, 1996 and 1995......................  4
          Consolidated Condensed Statements of Cash Flows
             for the six and three months ended June 30, 1996 and 1995......................  5
          Notes to Consolidated Condensed Financial Statements..............................  6

        New Gaming Capital Partnership and Subsidiary:
           Consolidated Condensed Balance Sheets
              at June 30, 1996 and December 31, 1995........................................  8
           Consolidated Condensed Statements of Operations
              for the six and three months ended June 30, 1996 and 1995.....................  9
           Consolidated Condensed Statements of Cash Flows
              for the six and three months ended June 30, 1996 and 1995..................... 10
           Notes to Consolidated Condensed Financial Statements............................. 11

        Robinson Property Group, L.P.:
           Condensed Balance Sheets
              at June 30, 1996 and December 31, 1995........................................ 12
           Condensed Statements of Operations
              for the six and three months ended June 30, 1996 and 1995..................... 13
           Condensed Statements of Cash Flows
              for the six and three months ended June 30, 1996 and 1995..................... 14
           Notes to Condensed Financial Statements.......................................... 15

ITEM 2           Management's Discussion and Analysis of Financial Condition
                 and Results of Operations ................................................. 16

PART II          OTHER INFORMATION

ITEM 6           Exhibits and reports on Form 8-K........................................... 20

SIGNATURES       ........................................................................... 21

PART I  FINANCIAL INFORMATION
ITEM 1  FINANCIAL STATEMENTS



                   HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)


                                                        June 30,  December 31,
                                                          1996       1995
                                                      ----------- ------------
                                                      (Unaudited)

                                     ASSETS
Current Assets:
      Cash and cash equivalents                         $ 64,513     $ 65,541
      Accounts receivable, net                             5,824        5,207
      Receivables - related party                            820          757
      Inventories                                          1,657        1,481
      Prepaid expenses and other                           3,122        1,404
                                                        --------     --------
                            Total current assets          75,936       74,390
                                                        --------     --------
Property and Equipment:
      Land                                                 8,552        6,920
      Buildings, boat, barge and improvements            113,353      100,849
      Furniture, fixtures and equipment                   37,859       35,568
      Less: accumulated depreciation                     (19,732)     (13,642)
                                                        --------     --------
                                                         140,032      129,695
      Construction in progress                             8,775        9,187
                                                        --------     --------
                            Net property and equipment   148,807      138,882
                                                        --------     --------

Escrow funds                                              76,436       31,316
Goodwill, net                                             39,826       40,640
Other assets, net                                         15,765       15,988
                                                        --------     --------
                                                        $356,770     $301,216
                                                        ========     ========

                        LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
      Current maturities of long-term debt              $ 11,284     $ 10,747
      Accounts payable                                     1,819        3,910
      Accrued expenses and other                          30,656       28,513
                                                        --------     --------
                          Total current liabilities       43,759       43,170

Long-term debt, less current maturities                  224,270      186,856
                                                        --------     --------
                          Total liabilities              268,029      230,026
                                                        --------     --------

Commitments and Contingencies

Redeemable Ownership Interests, net                       21,869       18,443

Members' Equity                                           66,872       52,747
                                                        --------     --------
                                                        $356,770     $301,216
                                                        ========     ========




              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                   HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)





                                   Three Months Ended    Six Months Ended
                                        June 30,              June 30,
                                   --------------------  ------------------
                                      1996       1995      1996      1995
                                   ---------  ---------  --------  --------
     Revenues:
       Casino                      $  80,221  $  71,169  $163,893  $120,840
       Food and beverage               7,386      6,534    14,771    11,545
       Hotel                           2,057      2,010     4,028     3,225
       Other                           1,133      1,024     2,383     1,757
                                   ---------  ---------  --------  --------
                                      90,797     80,737   185,075   137,367
       Promotional allowances         (6,309)    (4,720)  (12,563)   (8,284)
                                   ---------  ---------  --------  --------
          Net revenues                84,488     76,017   172,512   129,083
                                   ---------  ---------  --------  --------

     Expenses:
       Casino                         39,057     32,136    79,794    53,315
       Food and beverage               4,866      4,082     9,611     7,416
       Hotel                             523        673     1,070     1,232
       Other                             410        634       889     1,040
       General and administrative     16,043     12,026    31,199    20,613
       Development                     3,026      1,744     3,909     2,736
       Depreciation and amortization   4,061      3,063     7,784     5,616
       Preopening                        -          -         -       7,021
                                   ---------  ---------  --------  --------
           Total expenses             67,986     54,358   134,256    98,989
                                   ---------  ---------  --------  --------

      Operating Income                16,502     21,659    38,256    30,094

      Other Income (Expense):
        Interest expense              (7,546)    (4,902)  (14,254)   (8,852)
        Interest and other income      1,333        181     2,555       239
        Other                            328        -         212       -
        Minority interest in income
          of subsidiaries               (522)    (3,494)   (1,025)   (4,821)
                                   ---------   --------  --------  --------

      Net Income                   $  10,095   $ 13,444  $ 25,744  $ 16,660
                                   =========   ========  ========  ========











              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                   HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                        Six Months Ended
                                                            June  30,
                                                     ----------------------
                                                         1996      1995
                                                       --------  --------
       Cash provided by operating activities:          $ 34,415  $ 37,940
                                                       --------  --------

       Cash flows from investing activities:
          Purchases of property and equipment           (16,575)  (24,079)
          Proceeds from land held for sale                1,400         -
          Incease in escrow funds                       (45,120)        -
          Increase in construction payable                    -    (2,558)
          Increase in other assets                       (1,698)     (280)
                                                       --------  --------
                       Net cash used in investing
                         activities                     (61,993)  (26,917)
                                                       --------  --------

       Cash flows from financing activities:
          Advances to/from affiliates                         -       930
          Proceeds from debt and warrants, net           49,073    28,605
          Payments on debt                              (11,373)   (6,147)
          Capital contributions                              27         -
          Capital distributions                         (11,177)  (18,777)
                                                       --------  --------
                       Net cash provided by
                         financing activities            26,550     4,611
                                                       --------  --------

       Net change in cash and cash equivalents           (1,028)   15,634
       Cash and cash equivalents, beginning of period    65,541    13,495
                                                       --------  --------
       Cash and cash equivalents, end of period        $ 64,513  $ 29,129
                                                       ========  ========











              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                   HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   Introduction:

The accompanying unaudited Consolidated Condensed Financial Statements of Horseshoe Gaming, L.L.C. and Subsidiaries (the "Company"), a Delaware limited liability company, have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and disclosures necessary for complete financial statements in conformity with generally accepted accounting principles. The consolidated condensed balance sheet at December 31, 1995 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the interim periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations.

The consolidated condensed financial statements of the Company include the operations of Robinson Property Group, L.P. ("RPG"), which operates the Horseshoe Casino Center in Tunica County, Mississippi, New Gaming Capital Partnership, which owns approximately 92% of Horseshoe Entertainment, L.P. ("HE") which operates the Horseshoe Bossier City in Bossier City, Louisiana, and various subsidiaries engaged in the development of casino gaming in new jurisdictions. Operating results for the 1995 period include the operations of the Horseshoe Casino Center commencing February 13, 1995.

2.   Long-Term Debt:

In January, 1996, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission ("SEC") to register under the Securities Act of 1933 the exchange of its Series B Senior Notes to for its Series A Senior Notes which have equivalent terms. The registration statement was declared effective by the SEC on May 13, 1996 and the exchange was effected in June, 1996.

On April 10, 1996, the Company received approximately $48.1 million after fees and expenses from the exercise of warrants originally issued in connection with the Company's private placement of $100 million of 12.75% senior notes in October, 1995. The warrants provided for the purchase of an additional $50 million in principal amount of senior notes at 98.15% of par value. All of the outstanding warrants were exercised.

3.   Commitments and Contingencies:

Employment Agreements

HE and RPG have entered into employment agreements with certain key employees that provide certain benefits in the event such employees are terminated. The employees received ownership interests in the Company that vest over the terms specified in the various employment agreements, which is generally five years. The employment agreements include a put/call provision which if exercised by the employee would require the Company to repurchase the vested ownership interests in the event of termination based upon the then fair market value determined by on an independent appraisal. Accordingly, these compensation agreements are accounted for as variable stock purchase plans. Compensation expense is recorded each period equal to the fair market value of ownership interests vested pursuant to these agreements. Changes in market value will be reflected in compensation expense in future periods until the employees' shares are repurchased.

The total ownership interest in the Company issued to employees pursuant to such employment agreements was 3.8% as of June 30, 1996, of which 1.85% was vested. As of June 30, 1996, the Company would also be required to make severance payments to employees of up to $4 million if all employees entitled to severance were terminated.

Litigation

The Company and its subsidiaries, during the normal course of operating their businesses, become engaged in various litigation and other legal disputes. In the opinion of the Company's management, the ultimate disposition of such disputes will not have a material impact on the Company's operations.

Political Uncertainties in Louisiana

In the 1996 special session of the Louisiana legislature, Louisiana lawmakers recently rejected the Governor's efforts to call for a single statewide referendum that would give voters the opportunity to vote statewide on the continued legalization of riverboat gaming, the land-based casino, and video poker. Instead, the Louisiana legislature passed a measure providing for local option elections in November 1996, which will give voters the opportunity to decide the fate of certain forms of gaming in their parishes. In the November 1996 elections, voters in each parish will vote on video poker, voters in parishes with riverboats will vote on riverboat gaming as well, and voters in Orleans Parish will also vote on the land-based casino.

There can be no assurance that the voters of the Parish of Bossier, in which HE operates, will not vote to prohibit riverboat gaming in the November 1996 election. If a vote to prohibit riverboat gaming occurred, HE would be required to discontinue gaming activity in the Parish of Bossier upon expiration of its current gaming license in 1999. Unless HE were able to move its boat to another location in which riverboat gaming is legal, the discontinuance of gaming operations in the Parish of Bossier would have a material adverse effect on the Company, both in terms of the loss of revenues and cash flow generated by the Horseshoe Bossier City and the impairment of the significant investment that the Company has in its riverboat casino and related facilities.

Competitive Uncertainties in Mississippi

A landowner in DeSoto County, the county immediately north of Tunica County, and the closest county in Mississippi to the greater Memphis area, has published notice of its intent to have gambling be permitted to be conducted in DeSoto County. Certain citizens groups located in DeSoto are in the process of seeking signatures to a petition to cause an election to reject gambling in DeSoto County on the November, 1996 ballot. If such signature drive is unsuccessful or the ballot measure is defeated, then gambling would be permitted in DeSoto County. Competition in DeSoto County would strongly impact the viability of gaming operations in Tunica County.

Several ballot measures to amend the Arkansas Constitution to permit gambling in the Hot Springs and West Memphis, Arkansas markets have been validated by the Arkansas Attorney General's office and will appear on the November, 1996 statewide ballot. If any of the measures are approved by the voters, the effect on gaming operations in Bossier City, Louisiana and/or Tunica, Mississippi may be negatively impacted.

Other Items

The Company is required to purchase the minority ownership interests in any new projects developed by Horseshoe Ventures following 36 months of operations.
The purchase price is to be based on earnings during the 36-month period and is payable in cash or ownership interests in the Company.

In February 1996, HE was awarded a certificate of preliminary approval to operate a second casino in Bossier City, Louisiana by the Louisiana Riverboat Gaming Commission and is in the process of seeking final licensing approval. The newly created Louisiana Gaming Control Board has notified the public of its willingness to accept additional applications on or before August 15, 1996, with the implication that the Board is proposing to reopen the application procedure. There can be no assurance that the Company will receive final approval. The Company has entered into an agreement for the purchase of a riverboat to be used in Bossier City, Louisiana, as its temporary facility.
The purchase price for the riverboat is $11,500,000, of which $1,500,000 was paid on March 28, 1996, upon entering into the purchase agreement, and the remaining $10,000,000 was originally payable on May 15, 1996. The purchase option has been converted into a right of first refusal and extended through September 21, 1996 and requires the Company to pay extension fees of $500,000. In the event HE does not receive approval, the purchase agreement for the riverboat will be terminated and the Company will be refunded the $1,500,000 down payment. The extension fees are nonrefundable and do not reduce the original purchase price. During the option period, the seller is able to market the boat and accept another offer subject to HE's right of first refusal with respect to the other offer.

In February 1996, NGCP entered into an option agreement to purchase an additional 1% limited partnership interest in HE for $4,000,000, of which approximately $514,000 was paid in February, 1996, approximately $819,000 is to be paid within 10 days of HE receiving final approval, discussed above, and the remaining $2,667,000 is payable in three annual installments of $889,000 plus accrued interest at 8% beginning one year after closing. If HE does not receive final license approval, the total purchase price will be reduced to $1,541,000.

On May 20, 1996, the Company had applied to the State of Indiana for the only license available to operate a riverboat casino in Harrison County, Indiana. The Indiana Gaming Commission awarded the license to another applicant. As a result, the second quarter results of operations include approximately $1,900,000 from the write-off of land, deposits on land options and additional expenses incurred by the Company pursuing the Indiana license.

                 NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                 June 30,      December 31,
                                                   1996           1995
                                                -----------    ------------
                                                (Unaudited)

                                     ASSETS
           Current Assets:
             Cash and cash equivalents             $ 15,235      $ 27,025
             Accounts receivable, net                 1,671         1,825
             Receivables - related party                820           527
             Inventories                              1,296         1,063
             Prepaid expenses and other               2,490         1,225
                                                   --------      --------
                       Total current assets          21,512        31,665
                                                   --------      --------
           Property and Equipment:
             Land                                     5,797         4,215
             Buildings, boat and improvements        63,153        50,678
             Furniture, fixtures and equipment       21,088        19,403
             Less:  accumulated depreciation       (11,337)       (8,247)
                                                   --------      --------
                                                     78,701        66,049
             Construction in progress                 6,674         8,889
                                                   --------      --------
                       Net property and equipment    85,375        74,938
                                                   --------      --------
           Other Assets:
             Deferred finance charges, net            2,343         2,367
             Deferred license fee, net                  916           937
             Goodwill, net                           18,957        19,341
             Other, net                               3,559         5,611
                                                   --------      --------
                                                   $132,662      $134,859
                                                   ========      ========

                       LIABILITIES AND PARTNERS' CAPITAL

          Current Liabilities:
             Current maturities of long-term debt  $  8,799      $  7,320
             Accounts payable                           956         1,239
             Due to affiliates                        5,215         5,596
             Accrued expenses and other              11,309        15,598
                                                   --------      --------
                          Total current liabilities  26,279        29,753

          Long-term debt, less current maturities    74,191        70,692
                                                   --------      --------
                          Total liabilities         100,470       100,445
                                                   --------      --------
          Commitments and Contingencies

          Partners' Capital                          32,192        34,414
                                                   --------      --------
                                                   $132,662      $134,859
                                                   ========      ========








              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                 NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)





                                    Three Months Ended    Six Months Ended
                                         June 30,              June 30,
                                    --------------------  ------------------
                                       1996       1995      1996      1995
                                    ---------  ---------  --------  --------
   Revenues:
     Casino                        $   42,683  $  37,489  $ 86,208  $ 70,313
     Food and beverage                  4,663      3,880     9,203     7,642
     Hotel                              1,164      1,132     2,239     1,935
     Other                                493        489       954       911
                                    ---------  ---------  --------  --------
                                       49,003     42,990    98,604    80,801
     Promotional allowances            (3,640)    (2,276)   (7,002)   (4,605)
                                    ---------  ---------  --------  --------
        Net revenues                   45,363     40,714    91,602    76,196
                                    ---------  ---------  --------  --------

   Expenses:
     Casino                            22,113     18,417    46,376    33,175
     Food and beverage                  2,244      2,380     4,601     4,524
     Hotel                                153        380       378       705
     Other                                158        306       348       579
     General and administrative         9,122      7,643    18,078    13,791
     Depreciation and amortization      2,260      1,477     4,210     2,889
                                    ---------  ---------  --------  --------
        Total                          36,050     30,603    73,991    55,663
                                    ---------  ---------  --------  --------

   Operating Income                     9,313     10,111    17,611    20,533

   Other Income (Expense):
     Interest expense                  (2,844)    (2,549)   (5,465)   (5,081)
     Interest income                      144        130       409       166
     Other, net                           418          -       418         -
     Minority interest in income
        of subsidiary                    (522)    (3,494)   (1,025)   (4,821)
                                    ---------  ---------  --------  --------

   Net Income                       $   6,509  $   4,198  $ 11,948  $ 10,797
                                    =========  =========  ========  ========













              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                 NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


<Cation>
                                                        Six Months Ended
                                                            June 30,
                                                       ------------------
                                                         1996      1995
                                                       --------  --------
       Cash provided by operating activities           $ 10,783  $ 20,414
                                                       --------  --------

       Cash flows from investing activities:
          Purchase of property and equipment            (14,035)   (3,351)
          Proceeds from land held for sale                1,400         -
          Increase in other assets                         (365)      256
                                                       --------  --------
                       Net cash used in investing
                         activities                     (13,000)   (3,095)
                                                       --------  --------

       Cash flows from financing activities:
          Proceeds from debt                              9,000     3,484
          Payments on debt                               (4,022)   (3,140)
          Capital contributions                              27         -
          Capital distributions                         (14,197)  (10,683)
          Decrease in due to affiliates                    (381)   (5,205)
                                                       --------  --------
                       Net cash used in financing
                         activities                      (9,573)  (15,544)
                                                       --------  --------

       Net change in cash and cash equivalents          (11,790)    1,775
       Cash and cash equivalents, beginning of period    27,025    11,616
                                                       --------  --------
       Cash and cash equivalents, end of period        $ 15,235  $ 13,391
                                                       ========  ========















              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                 NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. Introduction:

The accompanying unaudited Consolidated Condensed Financial Statements of New Gaming Capital Partnership and Subsidiary (the "Partnership") have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and disclosures necessary for complete financial statements in conformity with generally accepted accounting principles. The consolidated condensed balance sheet at December 31, 1995 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the interim periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations.

The Consolidated Condensed Financial Statements of the Partnership include the operations of its 91.92% subsidiary, Horseshoe Entertainment, L.P. ("HE") which operates the Horseshoe Bossier City in Bossier City, Louisiana.

Certain reclassifications were made to prior period financial statements to conform with current year presentations.

2. Commitments and Contingencies:

Litigation

The Partnership and its subsidiary, during the normal course of operating their business, become engaged in various litigation and other legal disputes. In the opinion of the Partnership's management, the ultimate disposition of such disputes will not have a material impact on the Partnership's operations.

Political Uncertainties in Louisiana

In the 1996 special session of the Louisiana legislature, Louisiana lawmakers recently rejected the Governor's efforts to call for a single statewide referendum that would give voters the opportunity to vote statewide on the continued legalization of riverboat gaming, the land-based casino, and video poker. Instead, the Louisiana legislature passed a measure providing for local option elections in November 1996, which will give voters the opportunity to decide the fate of certain forms of gaming in their parishes. In the November 1996 elections, voters in each parish will vote on video poker, voters in parishes with riverboats will vote on riverboat gaming and voters in Orleans Parish will also vote on the land-based casino.

There can be no assurance that the voters of HE's parish, the Parish of Bossier, will not vote to prohibit riverboat gaming in the November 1996 election. If a vote to prohibit riverboat gaming occurred, HE would be required to discontinue gaming activity in the Parish of Bossier upon expiration of its current gaming license in 1999. Unless HE were able to move its boat to another location in which riverboat gaming is legal, the discontinuance of gaming operations in the Parish of Bossier would have a material adverse effect on the Partnership, both in terms of the loss of revenues and cash flow generated by the Horseshoe Bossier City and the impairment of the significant investment that the Partnership has in its riverboat casino and related facilities.

Competitive Uncertainties in Louisiana

Several ballot measures to amend the Arkansas constitution to permit gambling in the Hot Springs, Arkansas market have been validated by the Arkansas
Attorney General's office and will appear on the November, 1996 statewide ballot. If any of the measures are approved by the voters, the effect on gaming operations in Bossier City, Louisiana may be negatively impacted.

Other Items

In February 1996, HE was awarded a certificate of preliminary approval to operate a second casino in Bossier City, Louisiana by the Louisiana Riverboat Gaming Commission and is in the process of seeking final licensing approval. The newly created Louisiana Gaming Control Board has notified the public of its willingness to accept additional applications on or before August 15, 1996, with the implication that the Board is proposing to reopen the application procedure. There can be no assurance that HE will receive final approval. Horseshoe Gaming, L.L.C. ("Gaming"), the Partnership's parent company, has entered into an agreement for the purchase of a riverboat to be used in Bossier City, Louisiana, as its temporary facility. The purchase price for the riverboat is $11,500,000, of which $1,500,000 was paid on March 28, 1996, upon entering into the purchase agreement, and the remaining $10,000,000 was originally payable on May 15, 1996. The purchase option has been converted into a right of first refusal and extended through September 21, 1996 and requires Gaming to pay extension fees of $500,000. In the event HE does not receive approval, the purchase agreement for the riverboat will be terminated and Gaming will be refunded the $1,500,000 down payment. The extension fees are nonrefundable and do not reduce the original purchase price. During the option period, the seller is able to market the boat and accept another offer subject to Gaming's right of first refusal with respect to the other offer.

In February 1996, NGCP entered into an option agreement to purchase an additional 1% limited partnership interest in HE for $4,000,000, of which approximately $514,000 was paid in February, 1996, approximately $819,000 is to be paid within 10 days of HE receiving final approval, discussed above, and the remaining $2,667,000 is payable in three annual installments of $889,000 plus accrued interest at 8% beginning one year after closing. If HE does not receive final license approval, the total purchase price will be reduced to $1,541,000.

                         ROBINSON PROPERTY GROUP, L.P.
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                    June 30,   December 31,
                                                      1996        1995
                                                  -----------  ------------
                                                  (Unaudited)
                                     ASSETS
           Current Assets:
             Cash and cash equivalents             $ 18,377      $ 32,706
             Accounts receivable, net                 4,134         3,144
             Interest receivable - related party          -           305
             Inventories                                360           418
             Prepaid expenses and other                 569           166
                                                   --------      --------
                       Total current assets          23,440        36,739
                                                   --------      --------
           Property and Equipment:
             Land                                     2,755         2,505
             Buildings, barge and improvements       50,200        50,171
             Furniture, fixtures and equipment       16,315        16,142
             Less:  accumulated depreciation         (8,359)       (5,390)
                                                   --------      --------
                                                     60,911        63,428
             Construction in progress                 2,100           298
                                                   --------      --------
                       Net property and equipment    63,011        63,726
                                                   --------      --------
           Other Assets:
             Deferred finance charges, net            1,087         2,237
             Goodwill, net                           20,869        21,299
             Other, net                               1,764         1,861
                                                   --------      --------
                                                   $110,171      $125,862
                                                   ========      ========

                       LIABILITIES AND PARTNERS' CAPITAL

           Current Liabilities:
              Accounts payable                     $    807      $  2,671
              Due to affiliates                         191         4,710
              Accrued expenses and other             10,898         8,404
                                                   --------      --------
                       Total current liabilities     11,896        15,785

           Long-term debt, less current maturities   38,000        70,000
                                                   --------      --------
                       Total liabilities             49,896        85,785
                                                   --------      --------

           Commitments and Contingencies

           Partners' Capital                         60,275        40,077
                                                   --------      --------
                                                   $110,171      $125,862
                                                   ========      ========









                     The accompanying notes are an integral
                 part of these condensed financial statements.

                         ROBINSON PROPERTY GROUP, L.P.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)





                                    Three Months Ended      Six Months Ended
                                          June 30,              June 30,
                                    --------------------   ------------------
                                       1996       1995      1996       1995
                                    ---------  ---------  --------  ---------
   Revenues:
     Casino                         $  37,538  $  33,680  $ 77,685  $ 50,527
     Food and beverage                  2,723      2,654     5,568     3,903
     Hotel                                893        878     1,789     1,290
     Other                                640        535     1,429       846
                                    ---------  ---------  --------  --------
                                       41,794     37,747    86,471    56,566
     Promotional allowances            (2,669)    (2,444)   (5,561)   (3,679)
                                    ---------  ---------  --------  --------
        Net revenues                   39,125     35,303    80,910    52,887
                                    ---------  ---------  --------  --------

   Expenses:
     Casino                            16,944     12,933    33,418    19,354
     Food and beverage                  2,622      2,450     5,010     3,640
     Hotel                                370        398       692       632
     Other                                252        341       541       472
     General and administrative         6,977      4,249    13,197     6,680
     Depreciation and amortization      1,764      1,586     3,512     2,727
     Preopening                             -          -         -     7,021
                                    ---------  ---------  --------  --------
        Total                          28,929     21,957    56,370    40,526
                                    ---------  ---------  --------  --------

   Operating Income                    10,196     13,346    24,540    12,361

   Other Income (Expense):
     Interest expense                  (1,835)    (2,263)   (4,784)   (3,674)
     Interest and other income            141         51       442        66
                                    ---------  ---------  --------  --------

   Net Income                       $   8,502  $  11,134  $ 20,198  $  8,753
                                    =========  =========  ========  ========












                     The accompanying notes are an integral
                 part of these condensed financial statements.

                         ROBINSON PROPERTY GROUP, L.P.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                        Six Months Ended
                                                            June 30,
                                                     --------------------
                                                       1996        1995
                                                     --------    --------
       Cash provided by operating activities         $ 24,460    $ 20,380
                                                     --------    --------

       Cash flows from investing activities:
          Purchases of property and equipment          (2,270)    (20,616)
          Increase in construction payable                  -      (2,558)
          Increase in other assets                          -        (336)
                                                     --------    --------
                    Net cash used in investing
                         activities                    (2,270)    (23,510)
                                                     --------    --------

       Cash flows from financing activities:
          Proceeds from debt                                -      25,121
          Payments on debt                            (32,000)     (3,007)
          Distributions                                     -      (8,094)
          Changes in due to/from affiliates            (4,519)      2,967
                                                     --------    --------
                   Net cash (used in) provided by
                         financing activities         (36,519)     16,987
                                                     --------    --------

       Net change in cash and cash equivalents        (14,329)     13,857
       Cash and cash equivalents, beginning of period  32,706       1,879
                                                     --------    --------

       Cash and cash equivalents, end of period      $ 18,377    $ 15,736
                                                     ========    ========














                     The accompanying notes are an integral
                 part of these condensed financial statements.

                         ROBINSON PROPERTY GROUP, L.P.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   Introduction:

The accompanying unaudited Condensed Financial Statements of Robinson Property Group, L.P., (the "Partnership") have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and disclosures for complete financial statements in conformity with generally accepted accounting principles. The consolidated condensed balance sheet at December 31, 1995 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the interim periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations.

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

Competitive Uncertainties in Mississippi

A landowner in DeSoto County, the county immediately north of Tunica County, and the closest county in Mississippi to the greater Memphis area, has published notice of its intent to have gambling be permitted to be conducted in DeSoto County. Certain citizens groups located in DeSoto due in the process of seeking signatures to a petition to cause an election to reject gambling in DeSoto County on the November, 1996 ballot. If such signature drive is unsuccessful or the ballot measure is defeated, then gambling would be permitted in DeSoto County. Competition in DeSoto County would strongly impact the viability of gaming operations in Tunica County.

Several ballot measures to amend the Arkansas Constitution to permit gambling in the Hot Springs and West Memphis, Arkansas markets have been validated by the Arkansas Attorney General's office and will appear on the November, 1996 statewide ballot. If any of the measures are approved by the voters, the effect on gaming operations in Bossier City, Louisiana and/or Tunica, Mississippi may be negatively impacted.

        PART I       FINANCIAL INFOMATION

ITEM 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis provides information which Management believes is relevant to an assessment and understanding of the Company's consolidated financial condition and results of operations of Horseshoe Gaming L.L.C. (the "Company"). The discussion should be read in conjunction with the Consolidated Condensed Financial Statements and notes thereto.

The consolidated condensed financial statements of the Company include the operations of Robinson Property Group, L.P. ("RPG"), which operates the Horseshoe Casino Center in Tunica County, Mississippi, New Gaming Capital Partnership ("NGCP"), which owns approximately 92% of Horseshoe Entertainment, L.P. ("HE") which operates the Horseshoe Bossier City in Bossier City, Louisiana, and various subsidiaries engaged in the development of casino gaming in new jurisdictions. Operating results for the 1995 period include the operations of the Horseshoe Casino Center commencing February 13, 1995.

The Horseshoe Bossier City is one of three riverboat casinos currently
operating in the Bossier City/Shreveport, Louisiana market.   As discussed
below, in February 1996 the Company was awarded a certificate of preliminary approval to operate a second riverboat casino at its Bossier City site. Further, the Louisiana Riverboat Gaming Commission awarded an additional certificate of preliminary approval, the recipient of which is also expected to operate a riverboat casino in the Bossier City/Shreveport market. As a result of these awards and subject to formal licensing , a total of five riverboat casinos are expected to be operating in the Bossier City/Shreveport market, two of which may be operated by the Company. Management believes that the Bossier City/Shreveport market is sufficiently large to allow five riverboat casinos to operate profitably. Although management expects that the addition of its second riverboat casino in Bossier City will result in an increase in revenues and cash flows, the impact on operating margins from the overall increase in supply to this market is uncertain.

The Horseshoe Casino Center operates in the competitive Tunica County, Mississippi, market, which currently consists of ten casinos. Several of the existing Tunica casinos, including the Horseshoe, have announced expansion plans, including hotel rooms. The Horseshoe Casino Center is currently one of only five casinos in the Tunica market with a hotel. While management expects that this new competition will affect the Horseshoe Casino Center's revenues and operating income, management also believes the projects will increase the size and scope of the overall Tunica gaming market, mitigating the potential adverse impact on future operating levels at the Horseshoe Casino Center.

RESULTS OF OPERATIONS

Three months ended June 30, 1996 and 1995

The Horseshoe Bossier City contributed net revenues and operating income, respectively, of $45.4 million and $9.3 million for the quarter ended June 30, 1996, and $40.7 million and $10.1 million for the quarter ended June 30, 1995. Operating income decreased by 7.9%, or $.8 million in the 1996 period as compared to the 1995 period. The decrease in operating income is due to the Company increasing its promotional programs and direct marketing efforts in market areas outside the general locale of the casino. The Horseshoe Bossier City's net revenues include casino revenues and non-casino revenues, respectively, of $42.7 million and $2.7 million for the quarter ended June 30, 1996 and $37.5 million and $3.2 million for the quarter ended June 30, 1995. Casino revenue per day increased approximately 13.8% in 1996 to $469,000 from $412,000 in 1995.


The Horseshoe Casino Center contributed net revenues and operating income of $39.1 million and $10.2 million, respectively for the three months ended June 30, 1996 and $35.3 million and $13.3 million, respectively for the three months ended June 30, 1995. Operating income decreased by 23.6%, or $3.1 million in the 1996 period as compared to the 1995 period. The decrease in operating income is mainly due to two factors. The Company began increasing its promotional programs and direct marketing efforts in 1996 in order to mitigate the impact of additional casino openings in the Tunica market. The operating results for the second quarter ended also include bad debt reserves of approximately $1.2 million compared to the 1995 period of approximately $.2 million. The Horseshoe Casino Center's 1996 net revenues include casino revenues and non-casino revenues, respectively, of $37.5 million and $1.6 million for the quarter ended June 30, 1996 and $33.7 million and $1.6 million for the quarter ended June 30, 1995. Casino revenue per day increased approximately 11.6% in 1996 to $413,000 from $370,000 in 1995.

OTHER FACTORS AFFECTING EARNINGS

Depreciation and amortization expense increased in the 1996 period compared to the 1995 period mainly due to amortization of goodwill which did not exist in the 1995 period and increases in depreciation expense associated with property improvements completed during the first quarter of 1996.

Development expenses in the second quarter of 1996 reflect a significant increase over the comparable 1995 period due to the Company's failure to obtain a license to conduct gaming in the state of Indiana. As a result, the 1996 second quarter results of operations includes approximately $1.9 million from the write-off of land, land option deposits and additional expenses incurred by the Company pursuing the Indiana license.

The increase in net interest expense for the three months ended June 30, 1996, compared with the prior year period ended June 30, 1995, is due to an increase in the amount of debt outstanding. This was partially offset by a reduction in the overall interest rate on the Company's long-term debt, which resulted from the refinancing of the Company's existing indebtedness as discussed in the Liquidity and Capital Resources section below.

Six months ended June 30, 1996 and 1995

The significant improvement in the Company's net revenues for the six months ended June 30, 1996, compared with the prior year period ended June 30, is directly related to the timing of the opening of the Horseshoe Casino Center in Tunica County, Mississippi, on February 13, 1995. Accordingly, 1995 operating results include operations for the Horseshoe Casino Center, commencing February 13, 1995.

The Horseshoe Bossier City contributed net revenues and operating income, respectively, of $91.6 million and $17.6 million for the six months ended June 30, 1996, and $76.2 million and $20.5 million for the six months ended June 30, 1995. Operating income decreased by 14.2%, or $2.9 million in the 1996 period as compared to the 1995 period. The decrease in operating income is due to the Company commencing promotional programs and direct marketing programs in market areas outside the general locale of the casino.

The Horseshoe Bossier City's net revenues include casino revenues and non-casino revenues, respectively, of $86.2 million and $5.4 million for the six months ended June 30, 1996 and $70.3 million and $5.9 million for the six months ended June 30, 1995. Casino revenue per day increased approximately 22.2% in 1996 to $474,000 from $388,000 in 1995.

The Horseshoe Casino Center opened on February 13, 1995 and contributed net revenues and operating income of $80.9 million and $24.5 million, respectively for the six months ended June 30, 1996. The 1995 period consisted of four and one-half months of operations and contributed net revenues of $52.9 million. Operating income for the 1995 period was $12.4 million which included a $7.0 million charge for preopening expenses. The Horseshoe Casino Center's 1996 net revenues include $77.7 million of casino revenues and $3.2 million of non-casino revenues. Casino revenue per day increased approximately 14.4% in 1996 to $445,000 from $389,000 in 1995.

OTHER FACTORS AFFECTING EARNINGS

The increase in interest expense for the six months ended June 30, 1996, compared with the prior year period ended June 30, 1995, is due to an increase in the amount of debt outstanding. This was partially offset by a reduction in the overall interest rate on the Company's long-term debt, which resulted from the refinancing of the Company's existing indebtedness as discussed in the Liquidity and Capital Resources section below.

LIQUIDITY AND CAPITAL RESOURCES

In October 1995, the Company refinanced substantially all of its existing indebtedness with the net proceeds from an initial draw of $93.2 million on a $100 million credit facility (the "Credit Facility") and from the sale of $100 million of 12.75% senior notes due September 30, 2000 (the "Senior Notes"). The Senior Notes were sold with warrants to purchase an additional $50 million of Senior Notes on April 10, 1996, at a price of 98.15% of par value. The warrants were exercised and raised approximately $48 million after fees and expenses. The Credit Facility bears interest at the greater of 10% or three-month LIBOR plus 2.5% and requires semi-annual principal payments of 5% of the then outstanding balance with final maturity on September 30, 1999.

The net proceeds from these borrowings were also used to (i) purchase equity interests in projects under development in new jurisdictions by directly or indirectly reimbursing Mr. Binion for approximately $6.9 million in costs expended pursuing such projects, and (ii) provide $5 million of working capital to the Company. Approximately $31.1 million from the sale of the senior notes and approximately $49.1 million from the exercise of the warrants was placed in an escrow account (the "Excess Proceeds Escrow Account") to be used to fund the development of new projects and the repayment of debt.

In January, 1996, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission ("SEC") to register under the Securities Act of 1933 the exchange of its Series B Senior Notes to for its Series A Senior Notes which have equivalent terms. The registration statement was declared effective by the SEC on May 13, 1996 and the exchange was effected in June, 1996.

Development

Bossier City, Louisiana

     On February 3, 1996, HE was awarded a certificate of preliminary approval to operate a second casino in Bossier City by the Louisiana Riverboat Gaming Commission (the "Commission"), and is in the process of seeking formal licensing approval. There can be no assurance HE will receive final approval. The newly created Louisiana Gaming Control Board has notified the public of its willingness to accept additional applications on or before August 15, 1996, with the implication that the Board is proposing to reopen the application procedure. If HE receives final approval, HE will have been awarded two out of five total licenses for the Bossier City/Shreveport market. The Company has committed to the State of Louisiana to open the second casino in a temporary riverboat within 90 days of receiving final approvals for its license. To satisfy that commitment, the Company recently entered into a purchase agreement to buy a second vessel with 30,000 square feet of gaming area, to be used as a temporary vessel, at a total cost of $11.5 million of which $1.5 million was paid in March, 1996. In order to extend the option period until September 21, 1996 the Company was required to pay extension fees at $500,000. If the Company does not receive final approval, then the Company's purchase commitment will be canceled and the $1.5 million deposit will be returned to the Company. The extension fees are nonrefundable and do not reduce the purchase price. During the option period, the seller is able to market the boat and accept another offer subject to the Company's right of first refusal with respect to the other offer. The Company intends to replace this vessel within six months with a larger vessel which is currently under construction.

     HE has also prepared plans for expansion of the entire facility at a net cost of approximately $160-$170 million, including the addition of the second riverboat. The expansion plans include a 606-suite 25-story hotel tower, a 800-1,000-seat entertainment complex, a health club, three additional restaurants, meeting room facilities, other amenities and the 1,100-car parking garage completed in the first quarter of 1996, all connected to an expanded dockside facility. Management estimates the project will be completed during the second quarter of 1997. If HE is not awarded the license to operate a second casino in Bossier City, it will scale back its expansion plans. The nature of the reduction in scope has not yet been determined.

     In addition, on March 28, 1996, HE completed the purchase of the Le Bossier Hotel, including furnishings and fixtures, for approximately $5.2 million. HE had previously leased this facility under a long-term operating lease.

Tunica, Mississippi

     Management of RPG has plans to further develop its casino site in Tunica, Mississippi, for a total cost of approximately $60-$70 million. Development plans include an additional 15,000 square feet of gaming space for 450 slot machines and 18 to 20 table games, 309 additional hotel suites, a multi-level 1,100-space parking garage and an entertainment facility which will accommodate approximately 1,200 to 1,500 customers and include a health club, two additional restaurants, convention facilities and other amenities. Construction of the expansion has commenced and is expected to be completed during the second quarter of 1997. If gambling is legalized in DeSoto County, then the Company will scale back its development plans. The nature of any reduction in scope has not yet been determined.

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

As of June 30, 1996, the Company had cash and cash equivalents of approximately $140.9 million, including approximately $76.4 million restricted for the pursuit and development of new projects and the repayment of debt. Within the next twelve months, the Company expects to spend approximately $130 to $140 million for the expansion of the Bossier City, Louisiana facility, if final approval is received, and approximately $60 to $70 million for expansion of the Tunica, Mississippi facility.

Management believes that the Company's cash and cash equivalents on hand and cash from operations will be adequate to meet the Company's existing obligations as they become due. Additional financing may be required to fund the Company's development plans discussed above. There can be no assurance that the Company will be successful in obtaining additional financing with terms acceptable to the Company; however, management has discussed potential financing with certain lending agencies on terms acceptable to the Company.

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

In the 1996 special session of the Louisiana legislature, Louisiana lawmakers recently rejected the Governor's efforts to call for a single statewide referendum that would give voters the opportunity to vote statewide on the continued legalization of riverboat gaming, the land-based casino, and video poker. Instead, the Louisiana legislature passed a measure providing for local option elections in November 1996 which will give voters the opportunity to decide the fate of certain forms of gaming in their parishes. In the November 1996 elections, voters in each parish will vote on video poker, voters in parishes with riverboats will vote on riverboat gaming, and voters in Orleans Parish will also vote on the land-based casino.

There can be no assurance that the voters of HE's parish, the Parish of Bossier, will approve riverboat gaming in the November 1996 election. If a vote to prohibit riverboat gaming occurs, HE would be required to discontinue gaming activity in the Parish of Bossier upon expiration of its current gaming license in 1999. Under these circumstances, unless HE is able to move its boat to another location in which river boat gaming is legal, the discontinuance of gaming operations in the Parish of Bossier coupled with an inability of HE to move its riverboat casino to another gaming location would have a material adverse effect on the Company, both in terms of the loss of revenues and cash flow generated by the Horseshoe Bossier City and the impairment of the significant investment that the Company has in its riverboat casino and related facilities.

A landowner in DeSoto County, the county immediately north of Tunica County, and the closest county in Mississippi to the greater Memphis area, has published notice of its intent to have gambling be permitted to be conducted in DeSoto County. Certain citizens groups located in DeSoto due in the process of seeking signatures to a petition to cause an election to reject gambling in DeSoto County on the November, 1996 ballot. If such signature drive is unsuccessful or the ballot measure is defeated, then gambling would be permitted in DeSoto County. Competition in DeSoto County would strongly impact the viability of gaming operations in Tunica County.

Several ballot measures to amend the Arkansas Constitution to permit gambling in the Hot Springs and West Memphis, Arkansas markets have been validated by the Arkansas Attorney General's office and will appear on the November, 1996 statewide ballot. If any of the measures are approved by the voters, the effect on gaming operations in Bossier City, Louisiana and/or Tunica, Mississippi may be negatively impacted.

PART II  OTHER INFORMATION

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS

         4.37 Amendment No. 1 to Indenture, dated as of July 19, 1996, by and among Horseshoe Gaming, L.L.C., Robinson Property
                Group Limited Partnership and U.S. Trust Company of California, N.A., as Trustee under the Indenture.

         27 Financial Data Schedule-Horseshoe Gaming L.L.C. and Subsidiaries (for SEC use only)

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


                                     HORSESHOE GAMING, L.L.C.
                                     a Delaware limited liability company


                                     By:   Horseshoe Gaming, Inc.,
                                           a Nevada corporation
                                     Its:  Manager




Date:  August 13, 1996               By:   /s/ Walter J. Haybert
                                           -------------------------------------
                                           Treasurer and Chief Financial Officer
                                           of Horseshoe Gaming, Inc.

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


                                     Robinson Property Group Limited Partnership a Mississippi limited partnership


                                     By:   Horseshoe GP, Inc.,
                                           a Nevada corporation
                                     Its:  Manager




Date:  August 13, 1996               By:   /s/ Walter J. Haybert
                                           -------------------------------------
                                           Treasurer and Chief Financial Officer
                                           of Horseshoe GP, Inc.

                                 EXHIBIT INDEX



Exhibit
Number                          Description


  4.37 Amendment No. 1 to Indenture, dated as of July 19, 1996, by and among Horseshoe Gaming, L.L.C., Robinson Property Group Limited Partnership and U.S. Trust Company of California, N.A., as Trustee, under the Indenture.

  27   Financial Data Schedule-Horseshoe Gaming L.L.C. and Subsidiaries