Form 10-Q
period 1996-09-30
HORSESHOE GAMING LLC; ROBINSON PROPERTY GROUP LIMITED PARTNERSHIP
filed 1996-11-13
CIK 1005732, 1005748

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


         QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended       September 30, 1996
                                     ------------------

Commission File Number    _       333-00214
                                  ---------


                            HORSESHOE GAMING, L.L.C.
             (Exact name of registrant as specified in its charter)


         Delaware                                   7999                                  88-0343515
(State or other jurisdiction              (Primary Standard Industrial         (I.R.S. Employer Identification No.)
of incorporation or organization)         Classification Code Number)


                           330 South Fourth Street
                           Las Vegas, Nevada 89101
                                (702) 383-8500
        (Address, including zip code, and telephone number, including area code, of registrants' principal executive office)








Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                          Yes    X         No
                              ------          ------

                  HORSESHOE GAMING, L. L. C. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        QUARTER ENDED SEPTEMBER 30, 1996


INDEX                                                                                                      PAGE
------                                                                                                     ----
PART I          FINANCIAL INFORMATION

ITEM 1          Financial Statements:

      Horseshoe Gaming, L. L. C. and Subsidiaries:
          Consolidated Condensed Balance Sheets
                at September 30, 1996 and December 31, 1995   . . . . . . . . . . . . . . . . . . . . . .    3
          Consolidated Condensed Statements of Operations
                for the nine and three months ended September 30, 1996 and 1995   . . . . . . . . . . . .    4
          Consolidated Condensed Statements of Cash Flows
                for the nine and three months ended September 30, 1996 and 1995   . . . . . . . . . . . .    5
          Notes to Consolidated Condensed Financial Statements  . . . . . . . . . . . . . . . . . . . . .    6

      New Gaming Capital Partnership and Subsidiary:
          Consolidated Condensed Balance Sheets
                at September 30, 1996 and December 31, 1995   . . . . . . . . . . . . . . . . . . . . . .    8
          Consolidated Condensed Statements of Operations
                for the nine and three months ended September 30, 1996 and 1995   . . . . . . . . . . . .    9
          Consolidated Condensed Statements of Cash Flows
                for the nine and three months ended September 30, 1996 and 1995   . . . . . . . . . . . .   10
          Notes to Consolidated Condensed Financial Statements  . . . . . . . . . . . . . . . . . . . . .   11

      Robinson Property Group, L.P.:
          Condensed Balance Sheets
                at September 30, 1996 and December 31, 1995   . . . . . . . . . . . . . . . . . . . . . .   13
          Condensed Statements of Operations
                for the nine and three months ended September 30, 1996 and 1995   . . . . . . . . . . . .   14
          Condensed Statements of Cash Flows
                for the nine and three months ended September 30, 1996 and 1995   . . . . . . . . . . . .   15
          Notes to Condensed Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

ITEM 2          Management's Discussion and Analysis of Financial Condition
                and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17

PART II         OTHER INFORMATION

   ITEM 6       Exhibits and reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20

SIGNATURES      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21


PART I          FINANCIAL INFORMATION
ITEM 1          FINANCIAL STATEMENTS



                   HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)


                                                                             September 30,              December 31,
                                                                                 1996                      1995
                                                                             -------------              ------------
                                                                               (Unaudited)
                                                          ASSETS
Current Assets:
   Cash and cash equivalents                                                     $ 69,828                  $ 65,541
   Accounts receivable, net                                                         6,778                     5,207
   Receivables - related party                                                      1,369                       757
   Inventories                                                                      1,499                     1,481
   Prepaid expenses and other                                                       1,948                     1,404
                                                                                 --------                  --------
                Total current assets                                               81,422                    74,390
                                                                                 --------                  --------
Property and Equipment:
   Land                                                                             8,552                     6,920
   Buildings, boat, barge and improvements                                        113,690                   100,849
   Furniture, fixtures and equipment                                               40,238                    35,568
   Less:  accumulated depreciation                                                (23,040)                  (13,642)
                                                                                 --------                  --------
                                                                                  139,440                   129,695
   Construction in progress                                                        21,858                     9,187
                                                                                 --------                  --------
                Net property and equipment                                        161,298                   138,882
                                                                                 --------                  --------

Escrow funds                                                                       61,414                    31,316
Goodwill, net                                                                      39,403                    40,640
Other assets, net                                                                  16,157                    15,988
                                                                                 --------                  --------
                                                                                 $359,694                  $301,216
                                                                                 ========                  ========

                                             LIABILITIES AND MEMBERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt                                          $ 10,385                  $ 10,747
   Accounts payable                                                                 5,498                     3,910
   Accrued expenses and other                                                      25,425                    28,513
                                                                                 --------                  --------
                Total current liabilities                                          41,308                    43,170

Long-term debt, less current maturities                                           221,147                   186,856
                                                                                 --------                  --------
                Total liabilities                                                 262,455                   230,026
                                                                                 --------                  --------

Commitments and Contingencies

Redeemable Ownership Interests and Other, net                                      21,456                    18,443

Members' Equity                                                                    75,783                    52,747
                                                                                 --------                  --------
                                                                                 $359,694                  $301,216
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

                   HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                                     Three Months Ended                     Nine Months Ended
                                                        September 30,                          September 30,
                                                 ---------------------------            -------------------------
                                                    1996             1995                 1996             1995
                                                 ---------         ---------            ---------       ---------
Revenues:
   Casino                                        $  79,788         $  81,898            $ 243,681       $ 202,738
   Food and beverage                                 7,457             7,513               22,228          19,058
   Hotel                                             2,027             2,081                6,055           5,306
   Other                                               983             1,074                3,366           2,831
                                                 ---------         ---------            ---------       ---------
                                                    90,255            92,566              275,330         229,933
   Promotional allowances                          ( 6,325)           (6,167)             (18,888)        (14,451)
                                                 ---------         ---------            ---------       ---------
      Net revenues                                  83,930            86,399              256,442         215,482
                                                 ---------         ---------            ---------       ---------

Expenses:
   Casino                                           40,958            39,415              123,520          93,874
   Food and beverage                                 3,324             4,035               10,022          10,120
   Hotel                                               514               590                1,613           1,947
   Other                                               384               389                1,113           1,374
   General and administrative                       14,830            13,172               46,305          33,902
   Depreciation and amortization                     4,031             3,337               11,815           8,953
   Development                                       1,402             1,109                5,311           3,845
   Preopening                                        -                 -                    -               7,021
                                                 ---------         ---------            ---------       ---------
      Total expenses                                65,443            62,047              199,699         161,036
                                                 ---------         ---------            ---------       ---------

Operating Income                                    18,487            24,352               56,743          54,446

Other Income (Expense):
   Interest expense                                 (7,094)           (4,557)             (21,348)        (13,409)
   Interest and other income                         1,851               229                4,406             468
   Other                                               (90)            -                      122          -
   Minority interest in income
      of subsidiaries                                 (627)           (2,854)              (1,652)         (7,675)
                                                 ---------         ---------            ---------       ---------
Net Income                                       $  12,527         $  17,170            $  38,721       $  33,830
                                                 =========         =========            =========       =========





              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                   HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                               ------------------------------------
                                                                                 1996                      1995
                                                                               ----------                ----------
Cash provided by operating activities:                                         $   51,948                $   65,878
                                                                               ----------                ----------

Cash flows from investing activities:
   Purchases of property and equipment                                            (32,391)                   (9,965)
   Proceeds from land held for sale                                                 1,100                      -
   Increase in escrow funds                                                       (30,098)                     -
   Increase in other assets                                                        (4,419)                   (2,726)
                                                                               ----------                ----------
                Net cash used in investing
                    activities                                                    (65,808)                  (12,691)
                                                                               ----------                ----------

Cash flows from financing activities:
   Proceeds from debt and warrants, net                                            49,073                     2,988
   Proceeds from related party                                                       -                        4,075
   Payments on debt                                                               (15,547)                  (19,974)
   Deferred interest payable                                                         -                        1,165
   Distributions                                                                  (15,379)                  (21,689)
                                                                               ----------                ----------
                Net cash used in financing
                     activities                                                   18,147                    (33,435)
                                                                               ----------                ----------

Net change in cash and cash equivalents                                             4,287                    19,752
Cash and cash equivalents, beginning of period                                     65,541                    18,584
                                                                               ----------                ----------
Cash and cash equivalents, end of period                                       $   69,828                 $  39,336
                                                                               ==========                 =========





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

The Consolidated Condensed Financial Statements of the Company include the operations of Robinson Property Group, L.P. ("RPG"), which operates the Horseshoe Casino Center in Tunica County, Mississippi, New Gaming Capital Partnership ("NGCP"), which owns approximately 92% of Horseshoe Entertainment, L.P. ("HE") which operates the Horseshoe Bossier City in Bossier City, Louisiana, and various subsidiaries engaged in the development of potential casino projects in new jurisdictions. Operating results for the 1995 period include the operations of the Horseshoe Casino Center commencing February 13, 1995.

Certain reclassifications were made to prior period financial statements to conform with current year presentations.

2.  Long-term debt:

There are no restrictions on the ability of RPG, which guarantees the Company's Series B Senior Notes, to transfer funds to the Company in the form of cash distributions, loans or advances.

3.  Commitments and Contingencies:

Employment Agreements

Horseshoe Gaming, Inc. on behalf of Horseshoe Gaming, L.L.C., HE and RPG have entered into employment agreements with certain key employees that provide certain benefits in the event such employees are terminated and granted profits interest in the Company that are subject to divestiture based upon terms specified in the various employment agreements, which is generally three to five years. The employment agreements include a put/call provision which if exercised by the employee would require the Company to repurchase the profits interest not subject to divestiture in the event of termination based upon the then fair market value determined by an independent appraisal. Accordingly, these compensation agreements are accounted for similar to variable stock purchase plans. Compensation expense is recorded each period equal to the change in the fair market value of the profits interest.

The total profits interest in the Company issued to employees pursuant to such employment agreements was 3.8% as of September 30, 1996, of which 56.6 % was vested

Litigation

The Company and its subsidiaries, during the normal course of operating their businesses, become engaged in various litigation and other legal disputes. In the opinion of the Company's management, the ultimate disposition of such disputes will not have a material impact on the Company's operations.

Legislation in Louisiana

In the 1996 special session of the Louisiana legislature, Louisiana lawmakers recently rejected the Governor's efforts to call for a single statewide referendum that gave voters the opportunity to vote statewide on the continued legalization of riverboat gaming, the land-based casino, and video poker. Instead, the Louisiana legislature passed a measure providing for local option elections on November 5, 1996, which gave voters the opportunity to decide the fate of certain forms of gaming in their parishes. In the elections, 71% of the voters in the parish of Bossier voted to keep riverboat gaming legal.

Competitive Issue in Mississippi

A landowner in DeSoto County, Mississippi, the County immediately north of Tunica County, where the Company's Horseshoe Casino Center property is located, and the closest county in Mississippi to its greater Memphis feeder market, published a notice of its intent to have gambling permitted to be conducted in DeSoto County. Certain citizens groups located in DeSoto received the number of signatures required to cause an election which subsequently rejected gambling in DeSoto County on the November, 1996 ballot. The ballot measure was upheld by a 59% vote thereby not allowing for gaming to be conducted in DeSoto County.

Other Items

One ballot measure to amend the Arkansas Constitution to permit gambling in Hot Springs, Arkansas appeared on the November, 1996 statewide ballot and was not approved by a 61% vote. Arkansas is a feeder market to the Company's Horseshoe Bossier City and Horseshoe Casino Center properties.

The Company is required to purchase certain minority ownership interests in any new projects developed by Horseshoe Ventures following 36 months of operations. The purchase price is to be based on earnings during the 36-month period and is payable in cash or ownership interests in the Company.

In February 1996, HE was awarded a certificate of preliminary approval to construct a second casino in Bossier City, Louisiana by the Louisiana Riverboat Gaming Commission ("Commission") prior to the consolidation of the functions of the Louisiana State Police ("State Police") and the Commission under the newly created Louisiana Gaming Control Board ("Board"). The State Police never issued a license to HE based upon such certificate of preliminary approval. The Board has reopened the application process and seven applicants, including HE, have submitted applications for the remaining license. Five of the applicants are seeking berth sites in the Bossier-Shreveport area, one in Chalmette and another in Alexandria. The Board has not announced when it will act on these applications for the fifteenth, and last Riverboat license available in Lousiana. The Company, entered into an agreement for the purchase of a riverboat to be used in Bossier City, Louisiana, as its temporary facility. The purchase price for the riverboat was $11,500,000, of which $1,500,000 was paid on March 28, 1996, upon entering into the purchase agreement, and the remaining $10,000,000 was payable on May 15, 1996. On May 1, 1996, the Company and the seller agreed to extend the closing date for three monthly periods at a cost of $200,000 per month. The Company exercised the first two extensions at $200,000 each to extend the closing date to July 15, 1996. Since the second extension terminated on July 15, 1996 and the Board had not yet determined or announced the successful applicant by that date, the Company and the seller agreed to convert the purchase agreement into a right of first refusal agreement through September 21, 1996 for an additional fee of $100,000. As of September 21, 1996, the Board still had not determined or announced the successful candidate resulting in the Company's decision to cancel the right of first refusal for the purchase of the riverboat. On September 27, 1996 the Company received back its down payment, including interest, for a total of approximately $1,520,000. The extension fees and the conversion to a right of first refusal fee amounting to $500,000 were non-refundable and are included in development costs in the accompanying statement of operations.

In February 1996, NGCP entered into an option agreement to purchase an additional 1% limited partnership interest in HE for $4,000,000, of which approximately $514,000 was paid in February, 1996, approximately $819,000 is to be paid within 10 days of HE receiving final approval for the second casino in Bossier City, Louisiana, discussed above, and the remaining $2,667,000 is payable in three annual installments of $889,000 plus accrued interest at 8% beginning one year after closing. If HE does not receive final approval, the total purchase price will be reduced to $1,541,000. In September, 1996, NGCP loaned the limited partner discussed above $900,000 with interest at 7% due and payable on or before December 31, 1996.

In August 1996, Hilton's Flamingo Casino sought approval to move its riverboat from its berth site in New Orleans to Shreveport, citing substantially reduced revenues because of the cruising requirement and the possible opening of a land-based casino in New Orleans in 1997. On October 11, 1996, the Board considered and approved the Flamingo's request for change of berth site subject to the condition, among others, that the Flamingo could not conduct gaming operations, in Shreveport until October 1, 1997, or thirty days after the opening of the land-based casino in New Orleans, whichever is earlier.

                 NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                             September 30,              December 31,
                                                                                 1996                       1995
                                                                             -------------              ------------
                                                                              (Unaudited)
                                                          ASSETS
Current Assets:
   Cash and cash equivalents                                                    $  16,134                 $  27,025
   Accounts receivable, net                                                         2,088                     1,825
   Receivables - related party                                                      1,369                       527
   Due from affiliates                                                              7,296                      -
   Inventories                                                                      1,145                     1,063
   Prepaid expenses and other                                                       1,451                     1,225
                                                                                ---------                 ---------
                Total current assets                                               29,483                    31,665
                                                                                ---------                 ---------
Property and Equipment:
   Land                                                                             5,798                     4,215
   Buildings, boat and improvements                                                63,448                    50,678
   Furniture, fixtures and equipment                                               23,002                    19,403
   Less:  accumulated depreciation                                                (13,136)                   (8,247)
                                                                                ---------                 ---------
                                                                                   79,112                    66,049
   Construction in progress                                                        14,453                     8,889
                                                                                ---------                 ---------
                Net property and equipment                                         93,565                    74,938
                                                                                ---------                 ---------
Other Assets:
   Deferred finance charges, net                                                    2,712                     2,367
   Deferred license fee, net                                                          905                       937
   Goodwill, net                                                                   18,750                    19,341
   Other, net                                                                       4,500                     5,611
                                                                                ---------                 ---------
                                                                                $ 149,915                 $ 134,859
                                                                                =========                 =========

                                            LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities:
   Current maturities of long-term debt                                        $    9,891                $    7,320
   Accounts payable                                                                 3,851                     1,239
   Due to affiliates                                                                 -                        5,596
   Accrued expenses and other                                                      13,313                    15,598
                                                                                ---------                 ---------
                Total current liabilities                                          27,055                    29,753

Long-term debt, less current maturities                                            84,300                    70,692
                                                                               ----------                ----------
                Total liabilities                                                 111,355                   100,445
                                                                                ---------                 ---------
Commitments and Contingencies

Partners' Capital                                                                  38,560                    34,414
                                                                               ----------                ----------
                                                                                $ 149,915                 $ 134,859
                                                                                =========                 =========




              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                 NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                                     Three Months Ended                     Nine Months Ended
                                                       September 30,                           September 30,
                                                ---------------------------             ------------------------
                                                   1996             1995                 1996             1995
                                                ---------         ---------             ---------      ---------
Revenues:
   Casino                                        $ 43,478          $ 41,156             $ 129,686      $ 111,469
   Food and beverage                                4,608             4,593                13,811         12,235
   Hotel                                            1,160             1,179                 3,399          3,114
   Other                                              342               413                 1,296          1,324
                                                ---------         ---------             ---------       --------
                                                   49,588            47,341               148,192        128,142
   Promotional allowances                          (3,479)           (3,274)              (10,481)        (7,879)
                                                ---------         ---------             ---------       --------
      Net revenues                                 46,109            44,067               137,711        120,263
                                                ---------         ---------             ---------       --------

Expenses:
   Casino                                          22,186            23,042                68,562         56,217
   Food and beverage                                2,337             2,936                 6,938          7,460
   Hotel                                              183               244                   561            949
   Other                                              154               255                   502            834
   General and administrative                       8,219             7,003                26,297         20,794
   Depreciation and amortization                    2,239             1,503                 6,449          4,392
   Development                                        500               -                     500            -
                                                ---------         ---------             ---------       --------
      Total                                        35,818            34,983               109,809         90,646
                                                ---------         ---------             ---------       --------

Operating Income                                   10,291             9,084                27,902         29,617

Other Income (Expense):
   Interest expense                                (2,785)           (2,470)               (8,250)        (7,551)
   Interest income                                    247               151                   656            317
   Other, net                                         -                 -                     418            -
   Minority interest in income
      of subsidiary                                  (627)           (2,854)               (1,652)        (7,675)
                                                ---------         ---------             ---------       --------
Net Income                                      $   7,126         $   3,911             $  19,074       $ 14,708
                                                =========         =========             =========       ========





              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                 NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                        Nine Months Ended
                                                                                           September 30,
                                                                              -------------------------------------
                                                                                 1996                      1995
                                                                              -----------                ----------
Cash provided by operating activities                                         $    26,067                $   21,793
                                                                              -----------                ----------
Cash flows from investing activities:
   Purchase of property and equipment                                             (24,023)                   (8,681)
   Proceeds from land held for sale                                                 1,100                      -
   Increase in other assets                                                        (1,552)                   (1,137)
                                                                              -----------                ----------
                Net cash used in investing
                    activities                                                    (24,475)                   (9,818)
                                                                              -----------                ----------

Cash flows from financing activities:
   Proceeds from debt                                                              25,000                     3,600
   Increase in deferred finance charges                                              (842)                     -
   Payments on debt                                                                (8,821)                  (10,725)
   Distributions                                                                  (14,928)                  (11,617)
   Decrease in due to affiliates                                                  (12,892)                   (2,107)
                                                                              -----------                ----------
                Net cash used in financing
                    activities                                                    (12,483)                  (20,849)
                                                                              -----------                ----------

Net change in cash and cash equivalents                                           (10,891)                    5,059
Cash and cash equivalents, beginning of period                                     27,025                    11,616
                                                                              -----------                ----------
Cash and cash equivalents, end of period                                       $   16,134                 $  16,675
                                                                               ==========                 =========



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

The Consolidated Condensed Financial Statements of the Partnership include the operations of its approximately 92% owned subsidiary, Horseshoe Entertainment, L.P. ("HE") which operates the Horseshoe Bossier City in Bossier City Louisiana.

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

Legislation in Louisiana

In the 1996 special session of the Louisiana legislature, Louisiana lawmakers recently rejected the Governor's efforts to call for a single statewide referendum that gave voters the opportunity to vote statewide on the continued legalization of riverboat gaming, the land-based casino, and video poker. Instead, the Louisiana legislature passed a measure providing for local option elections on November 5, 1996, which gave voters the opportunity to decide the fate of certain forms of gaming in their parishes. In the elections, 71% of the voters in the parish of Bossier voted to keep riverboat gaming legal.

Competitive Issue in Louisiana

One ballot measure to amend the Arkansas Constitution to permit gambling in Hot Springs, Arkansas appeared on the November, 1996 statewide ballot and was not approved by a 61% vote. Arkansas is a feeder market to the Company's Horseshoe Bossier City property.

Other Items

In February 1996, the Partnership entered into an option agreement to purchase an additional 1% limited partnership interest in HE for $4,000,000, of which approximately $514,000 was paid in February 1996, approximately $819,000 is to be paid within 10 days of HE receiving final approval for the second casino in Bossier City, Louisiana discussed above, and the remaining $2,667,000 is payable in three annual installments of $889,000 plus accrued interest at 8% beginning one year after closing. If HE does not receive final approval, the total purchase price will be reduced to $1,541,000. In September, 1996, NGCP loaned the limited partner discussed above $900,000 with interest at 7% due and payable on or before December 31, 1996.

In February 1996, HE was awarded a certificate of preliminary approval to a construct second casino in Bossier City, Louisiana by the Louisiana Riverboat Gaming Commission ("Commission") prior to the consolidation of the functions of the Louisiana State Police ("State Police") and the Commission under the newly created Louisiana Gaming Control Board ("Board"). The State Police never issued a license to HE based upon such certificate of preliminary approval. The Board has reopened the application process and seven applicants, including HE, have submitted applications for the remaining license. Five of the applicants are seeking berth sites in the Bossier-Shreveport area, one in Chalmette and another in Alexandria. The Board has not announced when it will act on these applications for the fifteenth, and last Riverboat license available in Louisiana. Horseshoe Gaming, L.L.C. ("Gaming"), the Partnership's parent company, entered into an agreement for the purchase of a riverboat to be used in Bossier City, Louisiana, as its temporary facility. The purchase price for the riverboat was $11,500,000, of which $1,500,000 was paid on March 28, 1996, upon entering into the purchase agreement, and the remaining $10,000,000 was payable on May 15, 1996. On May 1, 1996, Gaming and the seller agreed to extend the closing date for three monthly periods at a cost of $200,000 per month. Gaming exercised the first two extensions at $200,000 each to extend the closing date to July 15, 1996. Since the second extension terminated on July 15, 1996 and the Board had not yet determined or announced the successful applicant by that date, Gaming and the seller agreed to convert the purchase agreement into a right of first refusal agreement through September 21, 1996 for an additional fee of $100,000. As of September 21, 1996, the Board still had not determined or announced the successful candidate resulting in Gaming's decision to cancel the right of first refusal for the purchase of the riverboat. On September 27, 1996 Gaming received back its down payment, including interest for a total of approximately $1,520,000. The extension fees and the conversion to a right of first refusal fee amounting to $500,000 were non-refundable and are included in development costs in the accompanying statement of operations.

In August 1996, Hilton's Flamingo Casino sought approval to move its riverboat from its berth site in New Orleans to Shreveport, citing substantially reduced revenues because of the cruising requirement and the possible opening of a land-based casino in New Orleans in 1997. On October 11, 1996, the Board considered and approved the Flamingo's request for change of berth site subject to the condition, among others, that the Flamingo could not conduct gaming operations, in Shreveport until October 1, 1997, or thirty days after the opening of the land-based casino in New Orleans, whichever is earlier.

                         ROBINSON PROPERTY GROUP, L.P.
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                            September 30,               December 31,
                                                                                1996                        1995
                                                                            -------------               ------------
                                                                             (Unaudited)
                                                          ASSETS
Current Assets:
   Cash and cash equivalents                                                    $  15,369                 $  32,706
   Accounts receivable, net                                                         4,496                     3,144
   Interest receivable - related party                                                -                         305
   Inventories                                                                        354                       418
   Prepaid expenses and other                                                         339                       166
                                                                                 --------                  --------
                Total current assets                                               20,558                    36,739
                                                                                 --------                  --------
Property and Equipment:
   Land                                                                             2,755                     2,505
   Buildings, barge and improvements                                               50,241                    50,171
   Furniture, fixtures and equipment                                               16,755                    16,142
   Less:  accumulated depreciation                                                 (9,844)                   (5,390)
                                                                                 --------                  --------
                                                                                   59,907                    63,428
   Construction in progress                                                         7,405                       298
                                                                                 --------                  --------
                Net property and equipment                                         67,312                    63,726
                                                                                 --------                  --------
Other Assets:
   Deferred finance charges, net                                                    1,023                     2,237
   Goodwill, net                                                                   20,654                    21,299
   Other, net                                                                       1,778                     1,861
                                                                                 --------                  --------
                                                                                 $111,325                  $125,862
                                                                                 ========                  ========

                                            LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities:
   Accounts payable                                                           $     1,552                $    2,671
   Due to affiliates                                                                1,209                     4,710
   Accrued expenses and other                                                      10,122                     8,404
                                                                                 --------                  --------
                Total current liabilities                                          12,883                    15,785

Long-term debt, less current maturities                                            38,000                    70,000
                                                                                 --------                  --------
                Total liabilities                                                  50,883                    85,785
                                                                                 --------                  --------
Commitments and Contingencies

Partners' Capital                                                                  60,442                    40,077
                                                                                 --------                  --------
                                                                                 $111,325                  $125,862
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

                         ROBINSON PROPERTY GROUP, L.P.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)




                                                    Three Months Ended                      Nine Months Ended
                                                       September 30,                          September 30,
                                                 --------------------------              ------------------------
                                                    1996             1995                  1996            1995
                                                 ---------         --------              --------        --------
Revenues:
   Casino                                         $ 36,310         $ 40,742              $113,995        $ 91,269
   Food and beverage                                 2,849            2,920                 8,417           6,823
   Hotel                                               867              902                 2,656           2,192
   Other                                               641              661                 2,070           1,507
                                                 ---------        ---------              --------        --------
                                                    40,667           45,225               127,138         101,791
   Promotional allowances                           (2,846)          (2,893)               (8,407)         (6,572)
                                                 ---------        ---------              --------        --------
      Net revenues                                  37,821           42,332               118,731          95,219
                                                 ---------        ---------              --------        --------

Expenses:
   Casino                                           18,772           16,373                54,958          37,657
   Food and beverage                                   987            1,099                 3,084           2,660
   Hotel                                               331              346                 1,052             998
   Other                                               230              134                   611             540
   General and administrative                        6,629            6,233                20,102          13,108
   Depreciation and amortization                     1,750            1,834                 5,262           4,561
   Preopening                                          -                -                     -             7,021
                                                 ---------        ---------              --------        --------
      Total                                         28,699           26,019                85,069          66,545
                                                 ---------        ---------              --------        --------

Operating Income                                     9,122           16,313                33,662          28,674

Other Income (Expense):
   Interest expense                                   (927)          (2,184)               (5,711)         (5,858)
   Interest and other income                           170               81                   612             147
                                                 ---------        ---------              --------        --------
Net Income                                       $   8,365         $ 14,210              $ 28,563        $ 22,963
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

                         ROBINSON PROPERTY GROUP, L.P.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                        Nine Months Ended
                                                                                           September 30,
                                                                                -----------------------------------
                                                                                 1996                      1995
                                                                                ---------                 ---------
Cash provided by operating activities                                           $  34,482                 $  37,182
                                                                                ---------                 ---------
Cash flows from investing activities:
   Purchases of property and equipment                                             (8,061)                   (4,658)
   Increase in other assets                                                           (59)                   (1,153)
                                                                                ---------                 ---------
                Net cash used in investing
                    activities                                                     (8,120)                   (5,811)
                                                                                ---------                 ---------
Cash flows from financing activities:
   Proceeds from debt                                                                 -                       2,808
   Payments on debt                                                               (32,000)                   (9,250)
   Distributions                                                                   (8,198)                  (10,072)
   Changes in due to/from affiliates                                               (3,501)                      -
             Net cash used in financing
                  activities                                                      (43,699)                  (16,514)
                                                                                ---------                 ---------

Net change in cash and cash equivalents                                           (17,337)                   14,857
Cash and cash equivalents, beginning of period                                     32,706                     6,966
                                                                                ---------                 ---------
Cash and cash equivalents, end of period                                        $  15,369                 $  21,823
                                                                                =========                 =========





                     The accompanying notes are an integral
                 part of these condensed financial statements.

                         ROBINSON PROPERTY GROUP, L.P.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  Introduction:

The accompanying unaudited Condensed Financial Statements of Robinson Property Group, L.P. (the "Partnership"), have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and disclosures for complete financial statements in conformity with generally accepted accounting principles. The consolidated condensed balance sheet at December 31, 1995 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the interim periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations.

Operating results for the 1995 period include the operations of Robinson Property Group, L.P. (dba the Horseshoe Casino Center), commencing February 13, 1995.

2.  Contingencies:

Guarantee

The Partnership is wholly-owned (directly and indirectly) by Horseshoe Gaming, L.L.C. ( the "Company"). The Company's 12.75% Senior Notes due September 30, 2000 are fully and unconditionally guaranteed by the Partnership. Separate non- financial statement disclosure is not presented by the Partnership because Management has determined that it is not material to investors.

Litigation

The Partnership, during the normal course of operating its business, becomes engaged in various litigation and other legal disputes. In the opinion of the Partnership's management, the ultimate disposition of such disputes will not have a material impact on the Partnership's operations.

Competitive Issues in Mississippi

A landowner in DeSoto County, Mississippi, the County immediately north of Tunica County, where the Company's Horseshoe Casino Center property is located, and the closest county in Mississippi to the greater Memphis feeder market, published a notice of its intent to have gambling permitted to be conducted in DeSoto County. Certain citizens groups located in DeSoto received the number of signatures required to cause an election which subsequently rejected gambling in DeSoto County on the November, 1996 ballot. The ballot measure was upheld by a 59% vote thereby not allowing for gaming to be conducted in DeSoto County.

One ballot measure to amend the Arkansas Constitution to permit gambling in Hot Springs, Arkansas appeared on the November, 1996 statewide ballot and was not approved by the voters by a 61% vote. Arkansas is a feeder market to the Company's Horseshoe Casino Center property

PART I           FINANCIAL INFOMATION

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

The Horseshoe Bossier City is one of four riverboat casinos currently operating in the Bossier City/Shreveport, Louisiana market. As discussed below, in February 1996 the Company was awarded a certificate of preliminary approval to operate a second riverboat casino at its Bossier City site. Subject to formal licensing and the future addition of a sixth riverboat which just received approval to change its berth site to Shreveport, a total of six riverboat casinos are expected to be operating in the Bossier City/Shreveport market, two of which may be operated by the Company. Management believes that the Bossier City/Shreveport market is sufficiently large to allow six riverboat casinos to operate profitably. Although management expects that the addition of its second riverboat casino in Bossier City will result in an increase in revenues and cash flows, the impact on operating margins from the overall increase in supply to this market is uncertain.

The Horseshoe Casino Center operates in the competitive Tunica County, Mississippi, market, which currently consists of ten casinos. Several of the existing Tunica casinos, including the Horseshoe Casino Center, have announced expansion plans, including hotel rooms. The Horseshoe Casino Center is currently one of only seven casinos in the Tunica market with a hotel. While management expects that this new competition will affect the Horseshoe Casino Center's revenues and operating income, management also believes the projects will increase the size and scope of the overall Tunica gaming market, mitigating the potential adverse impact on future operating levels at the Horseshoe Casino Center.

RESULTS OF OPERATIONS

Three months ended September 30, 1996 and 1995

The Horseshoe Bossier City contributed net revenues and operating income, respectively, of $ 46.1 million and $10.3 million for the quarter ended September 30, 1996, and $ 44.1 million and $9.1 million for the quarter ended September 30, 1995. Operating income increased by 13.1 %, or $ 1.2 million in the 1996 period as compared to the 1995 period. The increase in operating income is due to an increase in net revenues of $2.0 million, or 4.5% as compared to the prior year quarter. The increase in net revenues was partially offset by an increase of $.7 million in depreciation and amortization relating to goodwill which was recorded in the fourth quarter of 1995 in conjunction with the Company's reorganization and property improvements and additions. The Horseshoe Bossier City's net revenues include casino revenues and non-casino revenues, respectively, of $43.5 million and $ 2.6 million for the quarter ended September 30, 1996 and $41.2 million and $2.9 million for the quarter ended September 30, 1995. Casino revenue per day increased approximately 5.8 % in 1996 to $473,000 from $447,000 in 1995.

The Horseshoe Casino Center contributed net revenues and operating income of $37.8 million and $ 9.1 million, respectively for the three months ended September 30, 1996 and $42.3 million and $16.3 million, respectively for the three months ended September 30, 1995. Operating income decreased by 44.2 %, or $7.2 million in the 1996 period as compared to the 1995 period. Net revenues reflect a reduction of $4.4 million from the 1995 period due to a reduction in win percentage in both table games and slots. In order to mitigate the impact of an additional casino opening in the Tunica market in the 1996 third quarter, the Company implemented a one-time, double jackpot slot promotional program which accounted for $1.7 million of the decrease in net casino win. The remaining reduction in net casino win was caused by an overall reduction in win percentage. Third quarter 1996 operating results also include $1.2 million in direct marketing expenses related to the one-time slot promotion, as well as an additional $.5 million in general promotional programs and direct marketing expenses in excess of 1995 amounts. . The operating results for the third quarter ended September 30, 1996 also include bad debt reserves of approximately $1.2 million compared to the 1995 period of approximately $.5 million.

The Horseshoe Casino Center's 1996 net revenues include casino revenues and non-casino revenues, respectively, of $36.3 million and $ 1.5 million for the quarter ended September 30, 1996 and $40.7 million and $1.6 million for the quarter ended September 30, 1995. Casino revenue per day decreased approximately 10.8 % in 1996 to $395,000 from $443,000 in 1995.

OTHER FACTORS AFFECTING EARNINGS

The increase in net interest expense for the three months ended September 30, 1996, compared with the prior year period ended September 30, 1995, is due to an increase in the amount of debt outstanding. This was partially offset by a reduction in the overall interest rate on the Company's long-term debt, which resulted from the refinancing of the Company's existing indebtedness as discussed in the Liquidity and Capital Resources section below. During the three months ended September 30, 1996, the Company also capitalized interest of approximately $570,000.

Nine months ended September 30, 1996 and 1995

The significant improvement in the Company's net revenues for the nine months ended September 30, 1996, compared with the prior year period ended September 30, is related to improvements in revenue per day and the timing of the opening of the Horseshoe Casino Center in Tunica County, Mississippi, on February 13, 1995. Operating results for 1995 include operations for the Horseshoe Casino Center, commencing February 13, 1995.

The Horseshoe Bossier City contributed net revenues and operating income, respectively, of $ 137.7 million and $27.9 million for the nine months ended September 30, 1996, and $120.3 million and $29.6 million for the nine months ended September 30, 1995. Operating income decreased by 5.7 %, or $ 1.7 million in the 1996 period as compared to the 1995 period. The increase of $17.4 million in net casino revenue for the nine months ended September 30, 1996 versus the same period in 1995 is due to an increase in the volume of casino wagering, which was partially offset by a decrease in the win percentage for the same periods. The decrease in operating income for the nine months ended September 30, 1996 versus the 1995 period is a result of increased expenses associated with promotional programs and direct marketing programs in market areas outside of the general locale of the casino. The 1996 period also includes a development expense charge of $500,000 relating to the cancellation of a purchase option on a riverboat which was initially intended to be used as a second facility. Depreciation and amortization increased $2.0 million over the prior year period due to amortization of goodwill which did not exist in 1995 and also increased depreciation due to property improvements.

The Horseshoe Bossier City's net revenues include casino revenues and non-casino revenues, respectively, of $129.7 million and $8.0 million for the nine months ended September 30, 1996 and $111.5 million and $ 8.8 million for the nine months ended September 30, 1995. Casino revenue per day increased approximately 15.9% in 1996 to $473,000 from $408,000 in 1995.

The Horseshoe Casino Center opened on February 13, 1995 and contributed net revenues and operating income of $118.7 million and $ 33.7 million, respectively for the nine months ended September 30, 1996. The 1995 period consisted of seven and one-half months of operations and contributed net revenues of $95.2 million. Operating income for the 1995 period was $28.7 million which included a $7.0 million charge for preopening expenses. The Horseshoe Casino Center's 1996 net revenues include $114.0 million of casino revenues and $4.7 million of non-casino revenues. Casino revenue per day increased approximately 4.8 % in 1996 to $416,000 from $397,000 in 1995.

OTHER FACTORS AFFECTING EARNINGS

The increase in interest expense for the nine months ended September 30, 1996, compared with the prior year period ended September 30, 1995, is due to an increase in the amount of debt outstanding. This was partially offset by a reduction in the overall interest rate on the Company's long-term debt, which resulted from the refinancing of the Company's existing indebtedness as discussed in the Liquidity and Capital Resources section below. The Company also capitalized interest of approximately $700,000 during the nine months ended September 30, 1996.

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

The net proceeds from these borrowings were also used to (i) invest in project opportunities in new jurisdictions by directly or indirectly reimbursing Mr. Binion for approximately $6.9 million in costs expended pursuing such projects, and (ii) provide $5 million of working capital to the Company. Approximately $31.1 million from the sale of the senior notes and approximately $49.1 million from the exercise of the warrants was placed in an escrow account (the "Excess Proceeds Escrow Account") to be used to fund the development of new projects and the repayment of debt.

There are no restrictions on the ability of RPG, which guarantee's the Company's Series B Senior Notes, to transfer funds to the Company in the form of cash distributions, loans or advances.

Development

Bossier City, Louisiana

      In February 1996, HE was awarded a certificate of preliminary approval to construct a second casino in Bossier City, Louisiana by the Louisiana Riverboat Gaming Commission ("Commission") prior to the consolidation of the functions of the Louisiana State Police ("State Police") and the Commission under the newly created Louisiana Gaming Control Board ("Board"). The State Police never issued a license to HE based upon such certificate of preliminary approval. The Board has reopened the application process and seven applicants, including HE, have submitted applications for the remaining license. Five of the applicants are seeking berth sites in the Bossier-Shreveport area, one in Chalmette and another in Alexandria. The Board has not announced when it will act on these applications for the fifteenth, and last Riverboat license available in Louisana. The Company entered into an agreement for the purchase of a riverboat to be used in Bossier City, Louisiana, as its temporary facility. The purchase price for the riverboat was $11,500,000, of which $1,500,000 was paid on March 28, 1996, upon entering into the purchase agreement, and the remaining $10,000,000 was payable on May 15, 1996. On May 1, 1996, the Company and the seller agreed to extend the closing date for three monthly periods at a cost of $200,000 per month. The Company exercised the first two extensions at $200,000 each to extend the closing date to July 15, 1996. Since the second extension terminated on July 15, 1996 and the Board had not yet determined or announced the successful applicant by that date, the Company and the seller agreed to convert the purchase agreement into a right of first refusal agreement through September 21, 1996 for an additional fee of $100,000. As of September 21, 1996, the Board still had not determined or announced the successful candidate resulting in the Company's decision to cancel the right of first refusal for the purchase of the riverboat. On September 27, 1996 the Company received back its down payment, including interest for a total of approximately $1,520,000. The extension fees and the conversion to a right of first refusal fee amounting to $500,000 were non-refundable and are included in development costs in the accompanying statement of operations.

      HE has also prepared plans for expansion of the entire facility at a net cost of approximately $160-$170 million, including the addition of a second riverboat. The expansion plans include a 606-suite 25-story hotel tower, a 800-1,000 seat entertainment complex, a health club, three additional restaurants, meeting room facilities, other amenities and the 1,100-car parking garage completed in the first quarter of 1996, all connected to an expanded dockside facility. Management estimates the project will be completed in the third quarter of 1997. If HE is not awarded the license to operate a second casino in Bossier City, it may scale back its expansion plans. The nature of the reduction in scope have not yet been determined.

      In addition, on March 28, 1996, HE completed the purchase of the Le Bossier Hotel, including furnishings and fixtures, for approximately $5.2 million. HE had previously leased this facility under a long-term operating lease.

Tunica, Mississippi

      Management of RPG has plans to further develop its casino site in Tunica, Mississippi, at a total cost of approximately $60-$70 million. Development plans include an additional 15,000 square feet of gaming space for 450 slot machines and 18 to 20 table games, 309 additional hotel suites, a multi-level 1,100-space parking garage and an entertainment facility which will accommodate approximately 1,200 to 1,500 customers and include a health club, two additional restaurants, convention facilities and other amenities. Construction of the expansion has commenced and is expected to be completed during the second quarter of 1997.

Other New Projects

      The Company and JBB Gaming Investments, L.L.C., a Delaware limited liability company owned by Mr. Binion and his family ("JBB"), formed Horseshoe Ventures L.L.C. to pursue the development of casinos in new jurisdictions. The Company is required to purchase, following 36 months of operations, the direct or indirect interest in any new project developed by Horseshoe Ventures then held by JBB by using either cash or membership interests in the Company with the value of such membership interests determined by an independent appraisal. The value of the purchased interests will be equal to their pro rate share of four times the average annual EBITDA of such new project during the preceding 36-month period.

OTHER FACTORS AFFECTING LIQUIDITY

In February, 1996 NGCP entered into an option agreement to purchase an additional 1% minority interest in HE for approximately $4.0 million, subject to HE receiving final licensing approval for a second casino. If HE does not receive license approval, then the purchase price will be adjusted to approximately $1.5 million.

As of September 30, 1996, the Company had cash and cash equivalents of approximately $ 131.2 million, including approximately $61.4 million restricted for the pursuit and development of new projects and the repayment of debt. Within the next twelve months, the Company expects to spend approximately $160 to $170 million for the expansion of the Bossier City, Louisiana facility, if final approval is received, and approximately $60 to $70 million for expansion of the Tunica, Mississippi facility.

Management believes that the Company's cash and cash equivalents on hand and cash from operations will be adequate to meet the Company's existing obligations as they become due. Additional financing may be required to fund a portion of the Company's development plans discussed above. Management has discussed additional financing with certain lending agencies on terms acceptable to the Company and have agreed to terms; however formal agreements have not yet been finalized.

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

In August 1996, Hilton's Flamingo Casino sought approval to move its riverboat from its berth site in New Orleans to Shreveport, citing substantially reduced revenues because of the cruising requirement and the possible opening of a land-based casino in New Orleans in 1997. On October 11, 1996, the Board considered and approved the Flamingo's request for change of berth site subject to the condition, among others, that the Flamingo could not conduct gaming operations, in Shreveport until October 1, 1997, or thirty days after the opening of the land-based casino in New Orleans, whichever is earlier.

In the 1996 special session of the Louisiana legislature, Louisiana lawmakers recently rejected the Governor's efforts to call for a single statewide referendum that gave voters the opportunity to vote statewide on the continued legalization of riverboat gaming, the land-based casino, and video poker. Instead, the Louisiana legislature passed a measure providing for local option elections on November 5, 1996, which gave voters the opportunity to decide the fate of certain forms of gaming in their parishes. In the elections, 71% of the voters in the parish of Bossier voted to keep riverboat gaming legal.

A landowner in DeSoto County, Mississippi, the County immediately north of Tunica County where to Company's Horseshoe Casino Center property is located, and the closest county in Mississippi to its greater Memphis feeder market, published a notice of its intent to have gambling permitted to be conducted in DeSoto County. Certain citizens groups located in DeSoto received the number of signatures required to cause an election which subsequently rejected gambling in DeSoto County on the November, 1996 ballot. The ballot measure was upheld by a 59% vote thereby not allowing for gaming to be conducted in DeSoto County.

One ballot measure to amend the Arkansas Constitution to permit gambling in Hot Springs, Arkansas appeared on the November, 1996 statewide ballot and was not approved by the voters by a 61% vote. Arkansas is a feeder market to the Company's Horseshoe Bossier City and Horseshoe Casino Center properties.

PART II          OTHER INFORMATION

ITEM 6           EXHIBITS AND REPORTS ON FORM 8-K

         a.      EXHIBITS

                 27.1 Financial Data Schedule-Horseshoe Gaming L.L.C. and Subsidiaries

                 27.2     Financial Data Schedule-Robinson Property Group, L.P.

         b.      FORM 8-K

                 There were no reports filed on Form 8-K during the quarter ended September 30, 1996.

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


                                     HORSESHOE GAMING, L.L.C.
                                     a Delaware limited liability company

                                     By:  Horseshoe Gaming, Inc.,
                                          a Nevada corporation
                                     Its: Manager




Date: November 11, 1996              By:  /s/ Walter J. Haybert
                                          ---------------------
                                          Treasurer and Chief Financial Officer
                                          of Horseshoe Gaming, Inc.

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



                                     Robinson Property Group Limited Partnership a Mississippi limited partnership

                                     By:  Horseshoe GP, Inc.,
                                          a Nevada corporation
                                     Its: Manager




Date: November 11, 1996              By:  /s/ Walter J. Haybert
                                          -------------------------------------
                                          Treasurer and Chief Financial Officer
                                          of Horseshoe GP, Inc.

                                 EXHIBIT INDEX


   Exhibit
   Number                              Description

     27.1 Financial Data Schedule-Horseshoe Gaming L.L.C. and Subsidiaries (for SEC use only)

     27.2      Financial Data Schedule-Robinson Property Group, L.P.
               (for SEC use only)