Form 10-Q/A
period 1996-09-30
HORSESHOE GAMING LLC
filed 1996-11-18
CIK 1005732

                                 FORM 10-Q/A

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

The Registrant's 10-Q for the Third Quarter ended September 30, 1996 is being amended for the following corrections:

     1   Net Income for the Nine Months ended September 30, 1996 for Horseshoe
Gaming, L.L.C. and Subsidiaries was originally filed incorrectly as $38,721,000 due to a typographical error. The correct figure is $38,271,000.

     2   Cash and Cash Equivalents, end of Period for the Nine Months ended
September 30, 1995 for Horseshoe Gaming, L.L.C. and Subsidiaries was originally filed incorrectly as $39,336,000 due to a typographical error. The correct figure is $38,336,000.

     3   Cash Provided by Operating Activities for the Nine Months ended
September 30, 1995 for New Gaming Capital Partnership and Subsidiary was originally filed incorrectly as $21,793,000 due to a typographical error. The correct figure is $35,726,000.



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


                                      HORSESHOE GAMING, L.L.C.
                                      a Delaware limited liability company

                                      By:  Horseshoe Gaming, Inc.,
                                           a Nevada corporation
                                      Its: Manager




Date: November 15, 1996               By:  /s/ Walter J. Haybert
                                           -------------------------------------
                                           Treasurer and Chief Financial Officer
                                           of Horseshoe Gaming, Inc.

                  HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                                (IN THOUSANDS)




                                    Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
                                   --------------------  --------------------
                                     1996       1995       1996       1995
                                   ---------  ---------  ---------  ---------
Revenues:
  Casino                           $  79,788  $  81,898  $ 243,681  $ 202,738
  Food and beverage                    7,457      7,513     22,228     19,058
  Hotel                                2,027      2,081      6,055      5,306
  Other                                  983      1,074      3,366      2,831
                                   ---------  ---------  ---------  ---------
                                      90,255     92,566    275,330    229,933
  Promotional allowances              (6,325)    (6,167)   (18,888)   (14,451)
                                   ---------  ---------  ---------  ---------
     Net revenues                     83,930     86,399    256,442    215,482
                                   ---------  ---------  ---------  ---------

Expenses:
  Casino                              40,958     39,415    123,520     93,874
  Food and beverage                    3,324      4,035     10,022     10,120
  Hotel                                  514        590      1,613      1,947
  Other                                  384        389      1,113      1,374
  General and administrative          14,830     13,172     46,305     33,902
  Depreciation and amortization        4,031      3,337     11,815      8,953
  Development                          1,402      1,109      5,311      3,845
  Preopening                               -          -          -      7,021
                                   ---------  ---------  ---------  ---------
     Total expenses                   65,443     62,047    199,699    161,036
                                   ---------  ---------  ---------  ---------

Operating Income                      18,487     24,352     56,743     54,446

Other Income (Expense):
  Interest expense                    (7,094)    (4,557)   (21,348)   (13,409)
  Interest and other income            1,851        229      4,406        468
  Other                                  (90)         -        122          -
  Minority interest in income
    of subsidiaries                     (627)    (2,854)    (1,652)    (7,675)
                                   ---------  ---------  ---------  ---------

  Net Income                       $  12,527  $  17,170  $  38,271  $  33,830
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

                   HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                        Nine Months Ended
                                                          September 30,
                                                       ------------------
                                                         1996      1995
                                                       --------  --------
       Cash provided by operating activities:          $ 51,948  $ 65,878
                                                       --------  --------

       Cash flows from investing activities:
          Purchases of property and equipment           (32,391)   (9,965)
          Proceeds from land held for sale                1,100         -
          Increase in escrow funds                      (30,098)        -
          Increase in other assets                       (4,419)   (2,726)
                                                       --------  --------
                        Net cash used in investing
                          activities                    (65,808)  (12,691)
                                                       --------  --------

       Cash flows from financing activities:
          Proceeds from debt and warrants, net           49,073     2,988
          Proceeds from related party                         -     4,075
          Payments on debt                              (15,547)  (19,974)
          Deferred interest payable                           -     1,165
          Distributions                                 (15,379)  (21,689)
                                                       --------  --------
                        Net cash used in financing
                           activities                    18,147   (33,435)
                                                       --------  --------

       Net change in cash and cash equivalents            4,287    19,752
       Cash and cash equivalents, beginning of period    65,541    18,584
                                                       --------  --------
       Cash and cash equivalents, end of period        $ 69,828  $ 38,336
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

                 NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                        Nine Months Ended
                                                          September 30,
                                                       ------------------
                                                         1996      1995
                                                       --------  --------
       Cash provided by operating activities           $ 26,067  $ 35,726
                                                       --------  --------

       Cash flows from investing activities:
          Purchase of property and equipment            (24,023)   (8,681)
          Proceeds from land held for sale                1,100         -
          Increase in other assets                       (1,552)   (1,137)
                                                       --------  --------

                        Net cash used in investing
                          activities                    (24,475)   (9,818)
                                                       --------  --------

       Cash flows from financing activities:
          Proceeds from debt                             25,000     3,600
          Increase in deferred finance charges             (842)        -
          Payments on debt                               (8,821)  (10,725)
          Distributions                                 (14,928)  (11,617)
          Decrease in due to affiliates                 (12,892)   (2,107)
                                                       --------  --------
                        Net cash used in financing
                          activities                    (12,483)  (20,849)
                                                       --------  --------

       Net change in cash and cash equivalents          (10,891)    5,059
       Cash and cash equivalents, beginning of period    27,025    11,616
                                                       --------  --------
       Cash and cash equivalents, end of period        $ 16,134  $ 16,675
                                                       ========  ========







              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.