Form 10-K
period 1996-12-31
HORSESHOE GAMING LLC
filed 1997-03-31
CIK 1005732

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K

(MARK ONE)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996). For the fiscal year ended December 31, 1996

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from               to

                        Commission file number 333-0214

                            HORSESHOE GAMING, L.L.C.
             (Exact name of registrant as specified in its charter)

            Delaware                                        88-0343515
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification No.)

                            330 South Fourth Street
                            Las Vegas, Nevada 89101
                    (Address of principal executive offices)

      Registrant's telephone number, including area code:  (702) 383-8500

       Securities registered pursuant to Section 12(b) of the Act:  None

       Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES   X    NO
                                  -----     -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         The aggregate market value of the equity of Horseshoe Gaming, L.L.C. held by non-affiliates of Horseshoe Gaming, L.L.C. is inapplicable as the equity of Horseshoe Gaming, L.L.C. is privately held.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

===============================================================================

                            HORSESHOE GAMING, L.L.C.

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                  For the fiscal year ended December 31, 1996

                                                                                                        Page
                                                                                                        ----
                                                       PART I
Item 1.       Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
Item 2.       Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9
Item 3.       Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10
Item 4.       Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . .    10


                                                      PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters . . . . . . . . .    11

Item 6.       Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11
Item 7.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13
Item 8.       Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . .    17

Item 9.       Changes In and Disagreements With Accountants on Accounting and
              Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18

                                                      PART III

Item 10.      Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . .    18

Item 11.      Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20
Item 12.      Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . .    26
Item 13.      Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . .    27


                                                      PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K  . . . . . . . . . . .    28


                                     PART I

ITEM 1.          BUSINESS.

         As used in this Annual Report on Form 10-K ("Form 10-K"), unless the context indicates otherwise, the terms "Company" and "Horseshoe Gaming" refer to Horseshoe Gaming, L.L.C., a Delaware limited liability company, and its subsidiaries, including predecessor companies.

GENERAL

         Entities controlled by Mr. Jack B. Binion developed and opened the Horseshoe Bossier City, which is owned by Horseshoe Entertainment, L.P. ("HE") and developed and opened the Horseshoe Casino Center, which is owned by Robinson Property Group L.P. ("RPG"). HE commenced operations on July 9, 1994 and RPG commenced operations on February 13, 1995. The ownership interests in such entities were transferred to the Company by Mr. Binion and certain other related and unrelated parties in exchange for ownership interests in the Company. Mr. Binion, the largest equityholder of Horseshoe Gaming, is also the majority shareholder, Chairman of the Board of Directors and Chief Executive Officer of Horseshoe Gaming, Inc., a Delaware corporation ("HGI"). See "Directors and Executive Officers of the Registrant." HGI became the Manager of the Company as of October 1, 1995 as a result of the roll-up transaction described below. The sole purpose of HGI is to be the Manager of the Company. Pursuant to the Company's Limited Liability Company Agreement, HGI has exclusive control over the business of the Company (subject to specified exceptions), including the power to acquire and sell property, execute documents, make all business management decisions, and raise equity capital on behalf of the Company. The Company pays no compensation to HGI, but reimburses HGI for all out-of-pocket expenses, including employment expenses. As of March 15, 1997, HGI had 26 employees.

         Management selected the Bossier City/Shreveport, Louisiana and Tunica, Mississippi markets for entry into emerging gaming jurisdictions because of the respective strengths of these markets and the ability to secure what Management feels are the best sites within those markets.

         The principal executive offices of the Company and of HGI are located at 330 South Fourth Street, Las Vegas, Nevada 89101 and their telephone number is (702) 383-8500.

THE ROLL-UP TRANSACTION AND THE FINANCING

         The Roll-Up Transaction was completed concurrently with the closing of the Senior Notes and the Credit Facility Agreement discussed below, but it was deemed effective as of October 1, 1995. The following discussion describes the Roll-Up Transaction.

         HE and RPG

         The Company became the ninety-nine percent (99%) limited partner in RPG and New Gaming Capital Partnership ("NGCP"), which is the general partner of HE. The Company's wholly-owned subsidiary, Horseshoe GP, Inc. ("HGP") became the one percent (1%) general partner of each of NGCP and RPG. As of December 31, 1996, NGCP owned 91.92% of HE and the Company had entered into an option agreement to acquire an additional 1% interest in HE expiring on December 31, 1997.

         Financing

         Concurrently with the Roll-Up Transaction, on October 10, 1995 the Company entered into, and borrowed $93,185,000 pursuant to, a Senior Secured Credit Facility Note Purchase Agreement (the "Credit Facility Agreement") which expires on September 30, 1999. On the same date, the Company entered into, and borrowed $100,000,000 pursuant to, an Indenture (the "Indenture") governing its 12.75% Senior Secured Notes (the "Senior Notes"), which mature on September 30, 2000. The Credit Facility is secured by first liens, and the Senior Notes are secured by second liens, on certain assets of the Company and its subsidiaries. The proceeds were used to retire existing indebtedness in the amount of $125,505,000, to reimburse certain development expenses in the amount of

$6,858,000, to fund the acquisition or expansion of certain assets in the amount of $17,395,000 and for debt issue costs and working capital in the amount of $10,364,000. The balance, in the amount of $31,063,000 was placed in an escrow (the "Escrow Proceeds Escrow Account"). On April 10, 1996, the Company issued an additional $50,000,000 of Senior Notes upon the exercise of warrants to purchase such additional Senior Notes. The net proceeds of the additional Senior Notes, equal to $49,073,000, were also placed in the Excess Proceeds Escrow Account.

         In June, 1996, the Company consummated an offer to exchange (the "Exchange Offer") $1,000 principal amount of its Senior Notes, Series B, which were registered under the Securities Act of 1933, as amended, pursuant to a Registration Statement on Form S-4, for each $1,000 principal amount of its outstanding Senior Notes, Series A. Subsequent to the Exchange Offer and as of March 15, 1997, $150.0 million principal amount of the Senior Notes was outstanding.

THE HORSESHOE BOSSIER CITY

         Overview

         The Horseshoe Bossier City opened on July 9, 1994. According to statistics published by the Louisiana State Gaming Authorities, the Bossier City/Shreveport market is the largest market in the State of Louisiana, as measured by gaming revenues.

         Bossier City/Shreveport, Louisiana Gaming Market

         The primary appeal of the Bossier City/Shreveport gaming market is its local population base and its proximity to major population centers in Louisiana, Texas, Oklahoma and Arkansas. Approximately 350,000 people are full-time residents of Bossier City/Shreveport. This population includes the Barksdale Air Force Base which directly employs over 7,000 people. The broad market for the Horseshoe Bossier City consists of approximately 16.5 million people residing within 250 miles (approximately four hours driving distance). The broad market consists of local clientele, day trippers and multi-day visitors.

         Approximately 26% of the Horseshoe Bossier City's customers have been residents of Bossier City/Shreveport. The Horseshoe's next largest markets are the Dallas/Ft. Worth and Longview/Marshall areas of Texas, which have accounted for approximately 13% and 10% of the casino's customers, respectively. In addition, the casino attracts day-trippers flying in from a short air distance.

         Bossier City/Shreveport Area Economy/Tourism

         According to the Shreveport-Bossier Convention & Tourist Bureau, there were approximately 1.8 million overnight visitor/days and approximately two to three million day visitor/days in Bossier City/Shreveport in 1994, for a total of approximately 3.8 to 4.8 million visitor/days for the year. Other amenities and tourist attractions include Louisiana Downs Racetrack, the American Rose Center (North America's largest rose garden), the Independence Bowl and the Eighth Air Force Museum at Barksdale Air Force Base. With approximately 7,000 rooms at 52 area hotels and motels, Bossier City/Shreveport hosts 250 conventions per year with approximately 200,000 delegates. Over 30 annual festivals, approximately 400 restaurants and 11 golf courses provide entertainment for locals and visitors.

         Louisiana Gaming Environment

         In 1991, the State of Louisiana legalized casino gaming on the water and in one land location in New Orleans. The State has granted preliminary approval for all of the 15 legislatively authorized licenses, six of which have been designated for the northern region of the State in Bossier City/Shreveport. While the Louisiana gaming regulations state that riverboat casinos must cruise, the Bossier City/Shreveport casinos were granted a legislative exemption in June 1993 that allows them to operate as dockside facilities.

         Louisiana permits most types of casino games (other than bingo and sports betting) and has neither betting nor loss limits. Moreover, house credit may be extended to qualified patrons. The only significant limitation imposed by such regulations restricts gaming space on riverboats to no more than 30,000 square feet. The State of Louisiana imposes a fee on gaming revenue at the rate of 18.5%. The city of Bossier City also imposes a 3.2% tax on gaming revenue plus an annual fee of $700,000.

         In addition, Legislation was passed in 1996 authorizing the Bossier Police Jury, the governing body of Bossier Parish, to impose a $.50 boarding fee with respect to all of the patrons entering riverboat gaming facilities in Bossier Parish. The passage of such legislation resulted in litigation being commenced between the Horseshoe Casino and the Isle of Capri Casino in Bossier City and the Bossier City Police Jury, as both Horseshoe and the Isle of Capri Casino asserted that the Bossier Police Jury had previously contacted away their right to impose such additional $.50 boarding fee. In January 1997, Horseshoe Casino separately settled with the Bossier Police Jury, and such lawsuit was dismissed as it relates to Horseshoe Casino (but not Isle of Capri Casino) and the Bossier Police Jury. Such settlement resulted in Horseshoe agreeing to pay an additional 1% tax on its gross gaming revenues to Bossier Parish with a minimum annual payment of $1,500,000, regardless of actual revenue. Under the terms of such agreement, Horseshoe has the right to receive a credit against gross gaming tax for the amount of increased property taxes assessed against its property in Bossier Parish resulting from increased assessments attributable to its major expansion project to be completed later this year. Such credit may be taken up to a maximum of 80% of the tax on gaming revenues, and applies during the entire ten year term of the agreement.

         Competition

         The Horseshoe Bossier City competes directly with Harrah's in Shreveport and the Isle of Capri and Casino Magic in Bossier City. These four riverboats together currently comprise the Bossier City/Shreveport market.
The Louisiana Riverboat Gaming Commission has recently awarded two additional licenses to operate riverboat casinos in the Bossier City/Shreveport market. As only 15 Louisiana riverboats and one land-based casino in New Orleans are presently authorized by law, potential competition in Louisiana is presently limited. The Bossier City/Shreveport casinos capture the Dallas/Ft. Worth market and share the Houston area market with four existing riverboats in Lake Charles, a land-based casino owned by the Coushatta Indian Tribe located near Lake Charles and two riverboats in Baton Rouge. If Texas or Arkansas were to approve gaming, competition would increase and the value of the Horseshoe Bossier City would be negatively affected.

         Management believes that the Bossier City/Shreveport casinos have an operational advantage as all Louisiana riverboats except the four in Bossier City/Shreveport must cruise in three-hour increments. The cruising exemption for the Bossier City/Shreveport market was included in the Louisiana Gaming Statutes to account for the difficult navigational aspects of the Red River. The Horseshoe Bossier City casino remains dockside, allowing passengers to enter and exit as they please and enabling Management to conduct 24-hour a day continuous gaming operations.

THE HORSESHOE CASINO CENTER

         Overview

         The Horseshoe Casino Center opened February 13, 1995 in Tunica County, Mississippi at Casino Center, a 70-acre three-casino complex.

         Tunica, Mississippi Gaming Market

         The Tunica County gaming market consists entirely of dockside casino operations located on the Mississippi River or its tributaries. Tunica County benefits from its proximity to several major population centers and to the popularity of the Memphis region as a vacation destination that offers numerous attractions, ample hotel and entertainment facilities and excellent transportation access. Over 2.5 million people live within 90 miles and over
10.7 million people live within 200 miles of the Horseshoe Casino Center. Within 500 miles (eight hours by car or approximately one-hour flight time) the total population base increases to approximately 54.9 million.

         Memphis Area Economy/Tourism

         According to the Memphis Convention and Visitors Bureau, more than 3.5 million people visited Memphis and its surrounding areas (Shelby County) in 1994. The non-gaming attractions include the National Civil Rights Museum, Graceland, Sun Recording Studios, the Memphis Zoo, the Great American Pyramid, the Beale Street Historic District, Mud Island, the Liberty Bowl, the Kroger St. Jude Tennis Classic, the FedEx St. Jude Golf Classic and a selection of museums, art galleries and botanical gardens. Seasonal events such as the Memphis in May International Festival and the Mid-South Fair make Memphis and its surroundings a popular vacation area.

         Mississippi Gaming Environment

         The State of Mississippi legalized casino gaming on the waters of the Mississippi River and the Mississippi Gulf Coast region in June 1990. The Mississippi gaming laws were patterned after the gaming laws in Nevada. While the Mississippi gaming regulations state that the casinos must be located on the water, they need not cruise or have engines.

         Other aspects of the Mississippi gaming regulations include: the relatively low gaming tax rate (8.8% at the State level and approximately 3.2% plus an annual $82,000 fee at the local level), the ability to offer 24-hour a day continuous gaming, the ability to offer all types of casino games (other than bingo and race sports betting), no betting or loss limits, and no space or size restrictions. Moreover, house credit may be extended to qualified patrons. While there are no legislative limitations on the number of licenses in Tunica County, competition is limited by the availability of legal and accessible sites on the Mississippi River.

         In November 1996, the Mississippi County closest to Memphis (DeSoto County) voted against gaming. There is current legislation that is expected to be signed into law by the governor that would allow DeSoto County to vote on this issue again in October 2004. If approved, or if gaming were approved in Arkansas or Tennessee, numerous additional sites closer to Memphis would be available for gaming. Thus, while Tunica County is currently the closest legalized gaming jurisdiction to the Memphis metropolitan area, there is no assurance that this situation will not change in the future.

         Competition

         The Tunica market is presently comprised of ten casinos, two of which opened in 1996. One of the casinos which opened in 1996 is the largest casino resort in Tunica County, and located approximately one mile closer than the Horseshoe Casino Center to Memphis, currently the largest feeder market into Tunica County.

DEVELOPMENT OPPORTUNITY IN ST. LOUIS, MISSOURI

         Horseshoe Casinos (Missouri), L.L.C. ("HCM") was formed to pursue a filing made on June 15, 1995 in response to a Solicitation of Interest for Development and Operation of Riverboat Gaming Facility and Related Development at Potential Riverfront Sites in Unincorporated North St. Louis County, Missouri issued by the St. Louis County Port Authority.

         HCM has proposed to develop an approximately $125 million facility on a 141-acre site along the Missouri River in a commercial industrial complex known as Earth City, located in an unincorporated area of St. Louis County. The project will feature a riverboat with 30,000 square feet of gaming and 1,371 gaming positions, a dockside barge facility with 13,600 square feet of gaming and 650 gaming positions, a 66,800 square foot land based pavilion with restaurants, retail space, and ticketing/queuing area and a 200-room hotel.

         HCM will be owned 70% by Horseshoe Ventures and 30% by Earth City Joint Ventures (an entity owned by the present site owner and other related investors). After HCM is in operation, Horseshoe Ventures will distribute 80% of its interest in HCM to the Company and 20% of its interest to JBB. The Company will have the obligation, after HCM has been in operation for a period of three (3) years, to acquire the remaining 20% interest in HCM from JBB for cash or membership interest in the Company based upon an evaluation formula. If the acquisition is for cash, the value of HCM will be deemed to be equal to four times the annual EBITDA of HCM during the preceding two (2) year period, less the amount of indebtedness to which HCM is then subject. If the acquisition is for membership interest in the Company, then the amount to be issued will be determined using the value of HCM described in the preceding sentence and the value of the other holdings of the Company as determined by an independent appraisal.

         HCM has received the endorsement by St. Louis County of the Project and HCM has submitted a Riverboat Gaming License Application to the Missouri Gaming Commission, which must approve the Application.

         HCM has been in litigation with the Missouri Coalition for the Environment. The Coalition has claimed that HCM's intention to use certain property extending from the existing levee to the Missouri River to build an elevated walkway and its barge terminal facility violates a consent order reflecting a 1976 settlement agreement between the Coalition and a predecessor site-owner. On March 4, 1997, the United States District Court, Eastern District of Missouri, Eastern division, determined that HCM's plans are violative of the consent order. On March 18, 1997, HCM filed with the Court, a Motion to Alter/Amend Judgment. In the event the Court determines not to alter or amend its March 4, 1997 judgment or an appeal sustains such judgment, then HCM would be unable to develop the Project in accordance with its submission to St. Louis County and it is unclear what effect that would have on the endorsement by St. Louis County of the Project.

         While HCM has submitted an Application for a riverboat gaming license to the Missouri Gaming Commission, the Missouri Gaming Commission has not been processing such Applications as they are submitted, but rather has been selecting only limited Applications to process. It is not certain that, in the near future, the Commission will process HCM's Application.

         Accordingly, the Company makes no representations as to the likelihood that HCM will have the right to develop its proposed Earth City Project.

COMPETITIVE STRATEGY

         The Company's objective is to develop a high volume of traffic through its casinos and to attract middle income gamblers, tourists and local clientele as its principal customers. These customers can be divided into the following market segments: local clientele, day trippers and multi-day visitors. The Company's strategy consists of offering favorable gaming odds and high limits, treating every customer as an important player, having a comfortable atmosphere where players are recognized and treated well by Horseshoe personnel, and providing high quality food and beverages at reasonable prices. Management believes that this strategy can be replicated in other emerging jurisdictions with the right sites and appropriate facility designs.

         While Management's marketing strategy primarily focuses on the middle income customer, Management believes that the Horseshoe Casinos attract a substantial number of high income customers with favorable odds and high limits, and a substantial number of lower income customers with a wide variety of low minimum table games and slot machines. The Company's competitive strategy also involves locating the Company's casinos in the most favorable locations available in favorable markets. The Bossier City/Shreveport market is the largest market in the State of Louisiana as measured by gaming revenues, according to statistics published by the Louisiana State Gaming Authorities. Five federal highways and two interstate highways lead to the Horseshoe Bossier City. Interstate 20, an east-west traffic artery connecting Bossier City/Shreveport to Dallas/Fort Worth, is heavily traveled by locals and extensively used by travelers. Bossier City/Shreveport is the closest and most accessible gaming market to Dallas/Fort Worth (approximately 180 miles or three hours drive time). The Horseshoe Bossier City is directly accessible and visible from Interstate 20.

         The Horseshoe Casino Center is located in Tunica County, Mississippi, which is currently the closest legalized gaming jurisdiction to the Memphis metropolitan area and the largest gaming market in the State of Mississippi. The Casino Center area is situated off U.S. Highway 61, approximately 30 miles from downtown Memphis, Tennessee and 25 miles from the Memphis International Airport. Major highway access to the area is provided by Interstates 40 and 55, and US Highways 51, 61, 64, 70, 72, 78 and 79. The Horseshoe Casino Center's site is accessed via the Casino Center Drive turn-off from U.S. Highway 61, the main artery from metropolitan Memphis. The Horseshoe Casino Center's 100-foot high neon sign draws the attention of arriving customers to the casino. In addition to the visual impact of the signage, the Horseshoe Casino Center occupies the middle site of Casino Center. See "--The Horseshoe Casino Center--Tunica, Mississippi Gaming Market," "--The Horseshoe Casino Center--Memphis Area Economy/Tourism" and "--The Horseshoe Casino Center--Mississippi Gaming Environment."

REGULATORY MATTERS

         The Company is subject to state and Federal laws which regulate businesses generally and the gaming business specifically. Below is a brief description of some of the more significant regulations to which the Company is subject. All laws are subject to change and different interpretations. This is especially true with respect to current laws regulating the gaming industry, since in many cases these laws and the regulatory agencies that apply them are new. Changes in laws or their interpretation may result in the imposition of more stringent, burdensome or expensive requirements, or the outright prohibition of an activity.

         Louisiana Gaming Regulation

         In July 1991, the Louisiana legislature adopted legislation permitting certain types of gaming activity on certain rivers and waterways in Louisiana. The legislation granted authority to supervise riverboat gaming activities to the Louisiana Riverboat Gaming Commission and the Riverboat Gaming Enforcement Division of the Louisiana State Police (the "Louisiana Enforcement Division"). The Louisiana Riverboat Gaming Commission was authorized to hear and determine all appeals relative to the granting, suspension, revocation, condition or renewal of all licenses, permits and applications. In addition, the Louisiana Riverboat Gaming Commission was authorized to establish regulations concerning authorized routes, duration of excursions, minimum levels of insurance, construction of riverboats and periodic inspections. The Louisiana Enforcement Division was authorized to investigate applicants and issue licenses, investigate violations of the statute and conduct continuing reviews of gaming activities.

         In the 1996 special session of the Louisiana legislature, Louisiana lawmakers passed a measure which established the Louisiana Gaming Control Board and provides that the board is the successor to all such prior authorities with regard to the regulation and supervision of gaming in Louisiana except for the regulation of horse racing and offtrack betting and the conducting of charitable gaming operations. Effective May 1, 1996, the powers, duties, functions, and responsibilities with respect to riverboat gaming of the Louisiana Riverboat Gaming Commission and the Louisiana Enforcement Division are transferred to the Louisiana Gaming Control Board. The Louisiana Enforcement Division continues to provide investigative and enforcement support to the Louisiana Gaming Control Board.

         The statute authorizes issuance of up to 15 licenses to conduct gaming activities on a riverboat of new construction in accordance with applicable law. However, no more than six licenses may be granted to riverboats operating from any one parish.

         In issuing a license, the Louisiana Gaming Control Board must find that the applicant is a person of good character, honesty and integrity and a person whose prior activities, criminal record, if any, reputation, habits, and associations do not pose a threat to the public interest of the State of Louisiana or to the effective regulation and control of gaming, or create or enhance the dangers of unsuitable, unfair or illegal practices, methods and activities in the conduct of gaming or the carrying on of business and financial arrangements in connection therewith. The Louisiana Gaming Control Board will not grant a license unless it finds that: (i) the applicant is capable of conducting gaming operations, which means that the applicant can demonstrate the capability, either through training, education, business experience, or a combination of the above, to operate a gaming casino; (ii) the proposed financing of the riverboat and the gaming operations is adequate for the nature of the proposed operation and from a source suitable and acceptable to the Louisiana Gaming Control Board; (iii) the applicant demonstrates a proven ability to operate a vessel of comparable size, capacity and complexity to a riverboat so as to ensure the safety of its passengers; (iv) the applicant submits a detailed plan of design of the riverboat in its application for a license; (v) the applicant designates the docking facilities to be used by the riverboat; (vi) the applicant shows adequate financial ability to construct and maintain a riverboat; and (vii) the applicant has a good faith plan to recruit, train and upgrade minorities in all employment classifications.

         Certain persons affiliated with a riverboat gaming licensee, including directors and officers of the licensee, directors and officers of any holding company of the licensee involved in gaming operations, persons holding five percent or greater interests in the licensee, and persons exercising influence over a licensee ("Affiliated Gaming Persons"), are subject to the application and suitability requirements of the Louisiana gaming law.

         The Louisiana gaming law specifies certain restrictions and conditions relating to the operation of riverboat gaming, including the following: (i) gaming is not permitted while a riverboat is docked, other than the forty-five minutes between excursions, and during times when dangerous weather or water conditions exist, except that the three casinos operating in the Bossier City/Shreveport area are permitted to operate exclusively at dockside pursuant to a special exemption; (ii) each roundtrip riverboat cruise may not be less than three nor more than eight hours in duration, subject to specified exceptions; (iii) agents of the Louisiana Enforcement Division and the Louisiana Gaming Control Board are permitted on board at any time during gaming operations; (iv) gaming devices, equipment and supplies may only be purchased or leased from permitted suppliers; (v) gaming may only take place in the designated gaming area while the riverboat is upon a designated river or waterway; (vi) gaming equipment may not be possessed, maintained or exhibited by any person on a riverboat except in the specifically designated gaming area, or a secure area used for inspection, repair or storage of such equipment;
(vii) wagers may be received only from a person present on a licensed riverboat; (viii) persons under 21 are not permitted in designated gaming areas; (ix) except for slot machine play, wagers may be made only with tokens, chips or electronic cards purchased from the licensee aboard a riverboat; (x) licensees may only use docking facilities and routes for which they are licensed and may only board and discharge passengers at the riverboat's licensed berth; (xi) licensees must have adequate protection and indemnity insurance; (xii) licensees must have all necessary Federal and state licenses, certificates and other regulatory approvals prior to operating a riverboat; and
(xiii) gaming may only be conducted in accordance with the terms of the license and the rules and regulations adopted by the Louisiana Enforcement Division and the Louisiana Gaming Control Board.

         An initial license to conduct riverboat gaming operations is valid for a term of five years. HE was issued an initial operator's license by the Louisiana Enforcement Division on February 22, 1994. The Louisiana gaming law provides that a renewal application for the period succeeding the initial five year term of the operator's license must be made to the Louisiana Enforcement Division. The application for renewal consists of a statement under oath of any and all changes to the information, including financial information, provided in the previous application.

         The transfer of a license or permit or an interest in a license or permit is prohibited except as permitted by the Louisiana gaming law. The sale, purchase, assignment, transfer, pledge or other hypothecation, lease, disposition or acquisition (a "Transfer") by any person of securities which represent 5% or more of the total outstanding shares issued by a corporation that holds a license is subject to Louisiana Gaming Control Board disapproval. A security issued by a corporation that holds a license may generally disclose these restrictions. Prior Louisiana Gaming Control Board approval is required for the Transfer of any ownership interest of 5% or more in any non-corporate licensee or for the Transfer of any "economic interest" of 5% or more in any licensee or Affiliated Gaming Person. An "economic interest" is defined for purposes of a Transfer as any interest whereby a person receives or is entitled to receive, by agreement or otherwise, a profit, gain, thing of value, loan, credit, security interest, ownership interest or other economic benefit.

         Riverboat gaming licensees and their Affiliated Gaming Persons are required to notify the Louisiana Enforcement Division within thirty days after the receipt by any such persons of any loans or extensions of credit. The Louisiana Gaming Control Board is required to investigate the reported loan or extension of credit and to either approve or disapprove the transaction. If disapproved, the loan or extension of credit must be rescinded by the licensee or Affiliated Gaming Person. The Company is an Affiliated Gaming Person of HE. HE and the Company submitted the required disclosure to the Louisiana Enforcement Division within thirty days of the closing of the sale of the Old Notes. Any other advances by the Company to HE in the form of loans or other intercompany indebtedness are subject to the disapproval power of the Louisiana Enforcement Division.

         Fees to the State of Louisiana for conducting gaming activities on a riverboat include (i) $50,000 per riverboat for the first year of operation and $100,000 per year per riverboat thereafter plus (ii) 18-1/2% of net gaming proceeds.

         Mississippi Gaming Regulation

         The ownership and operation of casino gaming facilities in Mississippi are subject to extensive state and local regulation, but primarily the licensing and regulatory control of the Mississippi Gaming Commission and the Mississippi State Tax Commission. The Company must register and be licensed under the Mississippi Gaming Control Act (the "Mississippi Act") and its gaming operations are subject to the regulatory control of the Mississippi Gaming Commission and various local, city and county regulatory agencies. The Mississippi Act, which legalized dockside casino gaming in Mississippi, was enacted on June 29, 1990. Although not identical, the Mississippi Act is similar to the gaming laws of Nevada. Effective October 29, 1991, the Mississippi Gaming Commission adopted regulations in furtherance of the Mississippi Act which are also similar in many respects to the Nevada gaming regulations.

         The laws, regulations and supervisory procedures of Mississippi and the Mississippi Gaming Commission seek to: (i) prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity; (ii) establish and maintain responsible accounting practices and procedures; (iii) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and safeguarding of assets and revenues, providing reliable record keeping and making periodic reports to the Mississippi Commission; (iv) prevent cheating and fraudulent practices; (v) provide a source of state and local revenues through taxation and licensing fees; and (vi) ensure that gaming licensees, to the extent practicable, employ Mississippi residents. The regulations are subject to amendment and interpretation by the Mississippi Gaming Commission.

         The Mississippi Act provides for legalized dockside gaming at the discretion of the 14 counties that either border the Gulf Coast or the Mississippi River but only if the voters in such counties have not voted to prohibit gaming in that county. As of April 24, 1995, dockside gaming was permissible in nine of the 14 eligible counties in the State and gaming operations had commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren and Washington counties. The law permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space which may be utilized for gaming. There are no limitations on the number of gaming licenses which may be issued in Mississippi. The legal age for gaming in Mississippi is 21.

         Under Mississippi law, gaming vessels in Tunica county must be located on the Mississippi River or on navigable waters. On May 29, 1993, the Mississippi Gaming Commission granted site approval to the site. On October 13, 1994, the Horseshoe Casino Center received a gaming operator's license from the Mississippi Gaming Commission. At the same meeting, certain key principals of RPG were found suitable. Said license and findings of suitability were renewed on September 17, 1996 and will now expire on September 17, 1998.

         The Company and RPG are required to submit detailed financial, operating and other reports to the Mississippi Gaming Commission.
Substantially all loans, leases, sales of securities and similar financing transactions entered into by the Company and RPG must be reported to or approved by the Mississippi Gaming Commission. RPG is also required to periodically submit detailed financial and operating reports to the Mississippi Gaming Commission and to furnish any other information required thereby.

         Each of the directors, officers and key employees of the Company who are actively and directly engaged in the administration or supervision of gaming, or who have any other significant involvement with the activities of the Company, and each of the officers and directors and certain employees of the general partner of RPG, must be found suitable therefor, and may be required to be licensed, by the Mississippi Gaming Commission. The finding of suitability is comparable to licensing, and both require submission of detailed personal financial information followed by a thorough investigation. In addition, any individual who is found to have a material relationship to, or material involvement with, the Company or RPG may be required to be investigated in order to be found suitable or to be licensed as a business associate of the Company or RPG. Key employees, controlling persons or others who exercise significant influence upon the management or affairs of the Company or RPG may also be deemed to have such a relationship or involvement. There can be no assurance that such persons will be found suitable by the Mississippi Gaming Commission. An application for licensing may be denied for any cause deemed reasonable by the Mississippi Gaming Commission. Changes in licensed positions must be reported to the Mississippi Gaming Commission. In addition to its authority to deny an application for a license, the Mississippi

Gaming Commission has jurisdiction to disapprove a change in corporate position. If the Mississippi Gaming Commission were to find a director, officer or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company or RPG, the Company or the general partner of RPG would have to suspend, dismiss and sever all relationships with such person. The Company or RPG would have similar obligations with regard to any person who refuses to file appropriate applications. Each gaming employee must obtain a work permit which may be revoked upon the occurrence of certain specified events.

         Mississippi statutes and regulations give the Mississippi Gaming Commission the discretion to require a suitability finding with respect to anyone who acquires any security of the Company or RPG, regardless of the percentage of ownership. The current policy of the Mississippi Gaming Commission is to require anyone acquiring 5% or more of any voting securities of a public company with a licensed subsidiary or private company licensee to be found suitable. If the owner of voting securities who is required to be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

         Any owner of voting securities found unsuitable and who holds, directly or indirectly, any beneficial ownership of equity interests in the Company or RPG beyond such period of time as may be prescribed by the Mississippi Gaming Commission may be guilty of a misdemeanor. Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Mississippi Gaming Commission may be found unsuitable. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be an owner of or to have any other relationship with it, the Company or RPG (i) pays the unsuitable persons any dividends or interest upon any of its securities or any payments or distribution of any kind whatsoever, (ii) recognizes the exercise, directly or indirectly, of any voting rights of its securities by the unsuitable person, or
(iii) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances.
In addition, if the Mississippi Gaming Commission finds any owner of voting securities unsuitable, such owner must immediately surrender all securities to the Company or RPG, as applicable, and the Company or RPG must purchase the security so offered for cash at fair market value within 10 days.

         The Company and RPG will be required to maintain current ownership ledgers in the State of Mississippi which may be examined by the Mississippi Gaming Commission at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Gaming Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company and RPG also are required to render maximum assistance in determining the identity of the beneficial owner. The Company may be required to disclose to the Mississippi Gaming Commission upon request the identities of the holders of the Senior Notes. In addition, the Mississippi Gaming Commission under the Mississippi Act may, in its discretion, (i) require holders of debt securities, such as the Senior Notes, to file applications, (ii) investigate such holders, and (iii) require such holders to be found suitable to own such debt securities. Although the Mississippi Gaming Commission generally does not require the individual holders of obligations such as notes to be investigated and found suitable, the Mississippi Gaming Commission retains the discretion to do so for any reason, including but not limited to a default, or where the holder of the debt instrument exercises a material influence over the gaming operations of the entity in question. Any holder of the debt securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Gaming Commission in connection with such an investigation.

         The regulations provide that a change in control of the Company or RPG may not occur without the prior approval of the Mississippi Gaming Commission. A Mississippi gaming licensee may not make a public offering of its securities. Mississippi law prohibits the Company from making a public offering or private placement of its securities without the approval of or waiver of approval by the Mississippi Gaming Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi, or to retire or extend obligations incurred for one or more of such purposes. The Mississippi Gaming Commission has approved the sale of the Senior Notes and certain other transactions to be consummated in connection therewith.

         The Mississippi Act requires that certificates representing securities of the Company or RPG bear a legend to the general effect that the securities are subject to the Mississippi Act and regulations of the Mississippi Gaming Commission. The Mississippi Gaming Commission, through the power to regulate licensees, has the power to impose additional restrictions on the holders of the Company's or RPG's securities at any time.

         Neither the Company nor RPG may engage in gaming activities in Mississippi while also conducting gaming operations outside of Mississippi without approval of the Mississippi Gaming Commission. Such approvals were granted by the Mississippi Gaming Commission on October 13, 1994. The failure to obtain or retain any such approval could have a material adverse effect on the Company or RPG. See "Risk Factors -- Government Approvals; Gaming Licensing and Regulation."

         The licenses obtained by the Company and RPG are not transferable and will need to be renewed every two years. There can be no assurance that any renewal application will be approved. Each issuing agency may at any time dissolve, suspend, condition, limit or restrict a license or approval to own equity interests in the Company or RPG for any cause deemed reasonable by such agency. Substantial fines for each violation of gaming laws or regulations may be levied against the Company or RPG in Mississippi. A violation under any gaming license held by the Company or RPG may be deemed a violation of all the other licenses held by the Company or RPG. Suspension or revocation of any of the foregoing licenses or of the approval of the Company or RPG would have a material adverse effect upon the business of the Company.

         License fees and taxes, computed in various ways depending on the type of gaming involved, are payable to the State of Mississippi and to the counties and cities in which RPG's operations will be conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon (i) the percentage of the gross gaming revenues received by the casino operation, (ii) the number of slot machines operated by the casino, (iii) the number of table games operated by the casino or (iv) the number of casino patrons. The foregoing license fees are allowed as a credit against RPG's Mississippi income tax liability for the year paid.

         In October 1994, the Mississippi Gaming Commission adopted a regulation requiring, as a condition of licensure or license renewal, that a gaming establishment's site development plan include an approved 500-car parking facility in close proximity to the casino complex and infrastructure facilities which will amount to at least 25% of the casino cost. Such facilities may include any of the following: a 250-room hotel of at least a two-star rating (as defined by the current edition of the Mobil Travel Guide) a theme park, a golf course, marinas, a tennis complex, entertainment facilities or any other such facility as approved by the Mississippi Gaming Commission as infrastructure. Parking facilities, roads, sewage and water systems or facilities normally provided by governmental entities are excluded. The Mississippi Gaming Commission may, in its discretion, reduce the number of hotel rooms required where it is shown, to the satisfaction of the Mississippi Gaming Commission, that sufficient rooms are available to accommodate the anticipated visitor load. Such reduction in the number of rooms does not affect the 25% investment requirement imposed by the regulation. The Horseshoe Casino Center and related facilities have complied with such requirements.

         The sale of alcoholic beverages, including beer and wine, at the Horseshoe Casino Center is subject to licensing, control and regulation by the Alcoholic Beverage Control Division (the "ABC") of the Mississippi State Tax Commission. The ABC requires that all equity owners and managers file personal record forms and fingerprint cards for their licensing process. In addition, owners of more than 5% of RPG's equity and RPG's officers and managers must submit detailed financial information to ABC for licensing. All such licenses are revocable and are non-transferable. The ABC has full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect on the operations of the Horseshoe Casino Center.

EMPLOYEES

         As of December 31, 1996, the Company employed 3,691 persons of which 1,779 are employed at the Horseshoe Casino Center in Tunica, Mississippi, 1,886 are employed at the Horseshoe Bossier City in Bossier City,

Louisiana and 26 are employed by HGI. At such date, none of the Company's employees were covered by collective bargaining agreements.

         The Company believes that its relationship with its employees is excellent and is not aware of any threatened labor activity affecting its employees. The Company has never experienced a work stoppage due to a labor dispute.

ITEM 2.  PROPERTIES.

         The Company owns and operates casinos in Bossier City, Louisiana and Tunica County, Mississippi. All of the Company's real properties are subject to first priority liens securing the Credit Facility Agreement and second priority liens securing the Senior Notes. See "Item 1. Business--The Roll-Up Transaction and the Financing."

         The Horseshoe Bossier City

         The Horseshoe Bossier City is located on an approximately 16-acre site on the east side of the Red River, directly facing downtown Shreveport, Louisiana. The property consists of an approximately 60,000-square foot, five-deck riverboat with approximately 30,000 square feet of gaming area and an approximately 43,000-square foot dockside pavilion surrounded by parking for over 1,100 cars. The riverboat and pavilion are joined via an enclosed, climate-controlled boarding ramp with handicap access. A 120-foot high marquis sign and message board is visible from Interstate 20.

        The main, second and third decks of the riverboat feature a total of 1,069 slot machines and 53 table games. The casino area includes a deli/snack bar and three casino bars containing video poker machines. The top deck of the riverboat opens to the riverside skyline and contains viewing areas for a respite from gambling activity. The lowest level of the riverboat contains the engine room, offices, count rooms, security and surveillance offices and facilities for the Louisiana State Police.

         Management believes that the dockside pavilion offers the largest and most varied restaurant facilities in the market. The restaurants have been designed to offer moderately priced, high quality food in order to attract local and repeat patrons; this attraction is a hallmark of the marketing strategy at the Horseshoe Casinos.

         Although the Horseshoe Bossier City does not currently offer hotel rooms on site, the property offers its customers accommodations at the Horseshoe Hotel, a recently refurbished 201-room hotel located approximately five miles east of the casino on Interstate-20. The Horseshoe Bossier City also recently completed construction of an approximately 1100-space multidecked parking structure.

        HE is currently expanding its present facility through the substitution of a new riverboat for the existing riverboat. The expansive new riverboat will replace the existing structure and at the same time, increase casino space
by approximately 40%. The new   facility will feature approximately 1,400
slots, 63 table games and 10 poker tables. In addition, the Company is currently constructing a 606 room, all suite, 25 story hotel tower, which will also include a health club and spa and approximately 4,000 square feet of meeting space. A renovation and expansion of the existing dockside facilities is also in progress. Which will include the addition of two specialty restaurants, a coffee shop, the enlargement of the existing buffet restaurant and the addition of over 60,000 square feet of administrative space.
Management expects to complete the development and construction project in the fourth quarter of 1997.

         The Horseshoe Casino Center

        The Horseshoe Casino Center is an approximately 162,000-square foot structure built on a barge, and contains 30,000-square feet of gaming area containing 1,022 slot machines, 33 table games and 10 poker tables, two full service restaurants, bars and retail facilities, all of which are located on ground level. The Horseshoe Casino Center also has 200 hotel rooms situated directly above the casino. The project is located in Tunica County, Mississippi
at Casino Center, a 70-acre three-casino complex.   Approximately 4,000 lighted
and secured parking spaces are provided adjacent to the Casino Center.

         Management is currently enlarging the existing casino and is constructing 309 additional hotel suites, a 1,000 seat entertainment facility and a 1,100-space parking facility. Construction of the additional casino, restaurants, hotel rooms and entertainment facility are anticipated to be completed during the fourth quarter of 1997.


ITEM 3.  LEGAL PROCEEDINGS.

         There are no material legal proceedings pending against the Company or any of its properties.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         There is no established public trading market for the equity interests in the Company. As of March 15, 1997, the number of record holders of equity interests in the Company was 57.

         The Company has paid dividends since October 10, 1995, in an aggregate amount equal to $26,943,000, which were calculated in accordance with the Credit Facility Agreement and the Indenture to enable the holders of equity interests in the Company to pay state and federal income taxes on their proportionate share of the Company's income. Except for these permitted tax distributions, the Company has paid no dividends. The Company anticipates that much of its earnings will be retained for the development and expansion of its business. The Credit Facility Agreement and the Indenture contain provisions which restrict the ability of the Company to make distributions to the holders of equity interests, based on the Company's earnings, the ability of the Company to meet certain restrictions on borrowing, and certain other criteria.


ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected consolidated financial information has been derived from the historical consolidated financial statements of the Company.

         The information set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

                      SELECTED CONSOLIDATED FINANCIAL DATA

         The following table summarizes certain selected consolidated financial data, which should be read in connection with the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein and with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial data as of and for the years ended December 31, 1996, 1995 and 1994 and for the period from inception through December 31, 1993 have been derived from the Company's audited consolidated financial statements included elsewhere herein.

                                                            Year Ended December 31
                                          ----------------------------------------------------------
                                               1996          1995(c)        1994(b)     1993(a)
                                          -------------   ------------   ----------  ------------
                                                        (Dollars in Thousands)
 STATEMENT OF OPERATIONS DATA:

         Net revenues:
             Casino                       $ 317,479       $ 283,402      $ 59,230        $  --
             Non-casino                      14,252          14,983         4,173
                                          ---------       ---------      --------        -------
                                            331,731         298,385        63,403           --
OPERATING EXPENSES:
             Casino                         162,408         133,299        24,339
             Non-casino                      20,474          20,131         4,987
             Other                           62,156          57,706        26,637          1,742
             Depreciation and                15,989          12,545         2,499
                                          ---------       ---------      --------        -------
         amortization
         Operating income (loss)             70,704          74,704         4,941         (1,742)
         Interest (expense) income, net     (21,964)        (18,735)       (6,259)           221
         Gain on sale of land                 5,242
         Other, Net                              82
                                          ---------       ---------      --------        -------
         Net income (loss) before
         extraordinary loss on
         early retirement of debt and
         minority interest                   48,822          55,969         3,924         (1,521)
         Extraordinary loss on early
         retirement of debt                                  (7,179)
         Minority interest in (income)
         loss of
         subsidiaries(d)                      1,861          (8,850)       (5,691)           130
                                          ---------       ---------      --------        -------
         Net income (loss)                $  46,961       $  39,940      $ (1,767)       $(1,391)
                                          =========       =========      ========        =======



                                                   As of December 31
                                            ---------------------------------
                                              1996        1995         1994
                                            --------     --------    --------
BALANCE SHEET DATA:
         Cash and cash equivalents (f)      $ 79,159     $ 65,541    $ 18,584
         Total assets                        377,597      300,088     145,535

         Long-term debt, including
         current maturities(e)               232,708      197,603     124,963
         Total members' equity                79,782       52,747       3,633

(a) Includes the consolidated results of the Company and its subsidiaries from the date each entity was formed through December 31, 1993, including subsidiaries involved in development activities only.
(b) The Horseshoe Bossier City opened on July 9, 1994.
(c) The Horseshoe Casino Center opened on February 13, 1995.
(d) Horseshoe Gaming owns less than 100% of certain subsidiaries. Minority interest represents the share of each subsidiary's income attributable to those interests not owned by Horseshoe Gaming as well as the 1994 gain on sale of land by RPG of $5,242,000 distributed to some, but not all, of the Company's members.
(e) Includes deferred interest payable on notes payable to affiliates of $2,467,000 as of December 31, 1994.
(f) Excludes escrow funds, restricted for expansion of existing facilities, development of New Projects or repayment of debt, amounting to approximately $42,235,000 (1996) and $31,316,000 (1995).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The following discussion and analysis provides information which Management believes is relevant to an assessment and understanding of the Company's consolidated financial condition and results of operations. The discussion should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and notes thereto.

INTRODUCTION

         The formation of the Company culminated with the completion of the Roll-Up Transaction (see "Business--The Roll-Up Transaction and the Financing"), which was deemed effective October 1, 1995. The Roll-Up Transaction resulted in the Company (a newly-formed holding company) owning 50% or more of several entities that were previously owned by Mr. Binion, certain related parties and certain unrelated parties. Mr. Binion now serves as the Chairman of the Board of Directors and Chief Executive Officer of Horseshoe Gaming, Inc. ("HGI"), the manager of the Company.

         As a result of the Roll-Up Transaction, the Company owns 89% of HE, the partnership that owns the Horseshoe Bossier City, 100% of RPG, the partnership that owns the Horseshoe Casino Center, 50% of HIND, which unsuccessfully pursued a casino development opportunity in Indiana, and 80% of Horseshoe Ventures, L.L.C., a Delaware limited liability company ("Horseshoe Ventures"), which was formed to pursue casino development opportunities in new jurisdictions other than Indiana.  As of December 31, 1995, the Company acquired an additional 2.92% ownership interest in HE. During 1996, the Company entered into an option agreement to acquire an additional 1% ownership interest in HE. The consolidated financial statements of the Company include the assets, liabilities, revenues and expenses for all entities included in the
Roll-Up Transaction, as if such entities were subsidiaries of   the Company for
all periods presented. Further, prior to the Roll-Up Transaction, certain expenses incurred pursuing development of casinos in new jurisdictions were incurred by Mr. Binion. Mr. Binion was reimbursed for such expenses by Horseshoe Ventures in October 1995. These expenses are included in the consolidated financial statements of the Company, for all periods presented, as if they had been incurred by Horseshoe Ventures.

RESULTS OF OPERATIONS

         The Horseshoe Bossier City is one of four riverboat casinos currently operating in the Bossier City/Shreveport, Louisiana market. Two additional riverboat casinos are expected to be operating in the Bossier City/Shreveport market, one by the end of 1997 and the other by the end of 1998. Management believes that the Bossier City/Shreveport market is sufficiently large to allow six riverboat casinos to operate profitably. The Horseshoe Bossier City has begun expansion plans, including additional hotel rooms (see "Liquidity and Capital Resources" section below for additional discussion of development plans.) While management expects that this new competition will affect the Horseshoe Bossier City's revenues and operating income, management also believes its expansion plans and the addition of two riverboat casinos in the Bossier City/Shreveport market will increase the size and scope of the overall gaming market, mitigating the potential adverse impact on future operating levels at the Horseshoe Bossier City. The impact on operating margins from the overall increase in supply to this market is uncertain.

         The Horseshoe Casino Center operates in the competitive Tunica County, Mississippi, market, which currently consists of ten casinos. Several of the existing Tunica casinos, including the Horseshoe Casino Center, have begun expansion plans, including hotel rooms (see "Liquidity and Capital Resources" section below for additional discussion of development plans.) While management expects that this new competition will affect the Horseshoe Casino Center's revenues and operating income, management also believes the project will increase the size and scope of the overall Tunica gaming market, mitigating the potential adverse impact on future operating levels at the Horseshoe Casino Center. The impact on operating margins from the overall increase in supply to this market is uncertain.

         The Company has not experienced any significant seasonal trends; however, the Company has a limited operating history and the Company may determine in the future that its revenues and income may be seasonal in nature.

Year Ended December 31, 1996 and 1995

        The significant improvement in the Company's net revenues for the year ended December 31, 1996, compared with the prior year is related primarily to improvements in revenue per day at the Horseshoe Bossier City and the Horseshoe Casino Center operating for a full year in 1996 compared with a partial year in 1995. Operating results for 1995 include operations for the Horseshoe Casino Center commencing February 13, 1995.

The Horseshoe Bossier City

         The Horseshoe Bossier City contributed net revenues and operating income, respectively, of $174.9 million and $32.2 million for the year ended December 31, 1996 and $160.8 million and $36.3 million for the year ended December 31, 1995.

         The Horseshoe Bossier City's net revenues include casino revenues and non-casino revenues, respectively, of $166.8 million and $8.1 million for the year ended December 31, 1996 and $151.2 million and $9.6 million for the year ended December 31, 1995. The increase in net revenues for the year ended December 31, 1996 compared to the prior year period is due to an increase in total casino volume of 24.4%. The increase in total volume was offset by a reduction in overall win percentage of 1.0 pt. Casino revenue per day increased approximately 10.1% in 1996 to $456,000 from $414,000 for the year ended December 31, 1995.

         The Horseshoe Bossier City's operating margin for the year ended December 31, 1996 was 18.4% compared with 22.6% for year ended December 31, 1995. The reduction in operating margin of 4.2 pts. was caused by an increase in expenses associated with promotional programs and direct marketing programs and an increase in general and administrative expenses. Depreciation and amortization increased $2.7 million over the 1995 period due to amortization of goodwill which began in October, 1995 and an increase in depreciation expense due to property improvements.

The Horseshoe Casino Center

         The Horseshoe Casino Center contributed net revenues and operating income, respectively, of $156.9 million and $44.6 million for the year ended December 31, 1996 and $137.6 million and $42.8 million for the year ended December 31, 1995.

         The Horseshoe Casino Center's net revenues include casino revenues and non-casino revenues, respectively, of $150.7 million and $6.2 million for the year ended December 31, 1996 and $132.2 million and $5.4 million for the year ended December 31, 1995. The increase in net revenues for the year ended December 31, 1996 compared to the prior year period is primarily due to the increase in the number of days of operation. The year ended December 31, 1995 only includes 322 days of operations, whereas the 1996 period includes a full twelve months. Casino revenue per day increased in 1996 to $412,000 from $411,000 for the year ended December 31, 1995.

         The Horseshoe Casino Center's operating margin for the year ended December 31, 1996 was 28.4% compared with 36.2%, before the write-off of pre-opening expenses, for the year ended December 31, 1995. The reduction in operating margin of 7.8 pts. was caused by an increase in expenses associated with promotional programs and direct marketing programs including, one-time promotional charges which were incurred by the Company prior to the opening and during the first month of operations of a new competing casino facility which opened in the Tunica market. An increase in general and administrative and bad debt expenses also contributed to the lower operating margins in 1996.

Other Factors Affecting Earnings

        The increase in net interest expense of $3.2 million for the year ended December 31, 1996, compared with the year ended December 31, 1995, is due to an increase in the amount of debt outstanding. This was partially offset by a reduction in the overall interest rate on the Company's long-term debt, which resulted from the Company's refinancing of substantially all of its existing indebtedness in October 1995. This refinancing resulted in an extraordinary loss on early retirement of debt of $7.2 million in 1995.

        Development expenses, which are included in operating income, were $6.6 million and $4.4 million for the years ended December 31, 1996 and 1995, respectively. The increase in development expenses in 1996 over 1995 is due to the Company's failure to obtain a license to conduct gaming in the state of Indiana. Total expenses incurred by the Company pursuing its Indiana license was $3.9 million and $1.7 million for the years ended December 31, 1996 and 1995, respectively.

Year Ended December 31, 1995 and 1994

         The significant improvement in the Company's operating results for the year ended December 31, 1995, compared with the year ended December 31, 1994 is directly related to the timing of the opening of the Company's two operating riverboat casinos. The Horseshoe Bossier City opened in Bossier City, Louisiana on July 9, 1994, and the Horseshoe Casino Center opened in Tunica County, Mississippi on February 13, 1995. Accordingly, 1994 operating results include operations for the Horseshoe Bossier City only, commencing July 9, 1994.

The Horseshoe Bossier City

         The Horseshoe Bossier City contributed net revenues and operating income, respectively, of $160.8 million and $36.3 million for the year ended December 31, 1995 and $63.4 million and $8.5 million for the year ended December 31, 1994. The operating income amounts for 1994 include a $6.7 million charge for preopening expenses.

         The Horseshoe Bossier City's net revenues include casino revenues and non-casino revenues, respectively, of $151.2 million and $9.6 million for the year ended December 31, 1995 and $59.2 million and $4.2 million for the year ended December 31, 1994. Its operating margin for 1995 was 22.6% compared with 23.9% for the year ended December 31, 1994. The 1994 margin excludes the effect of the charge for preopening expenses of approximately $6.7 million in July, 1994. Casino revenue per day increased approximately 22.5% in 1995 to $414,000 from $338,000 for the year ended December 31, 1994.

The Horseshoe Casino Center

         The Horseshoe Casino Center was open for ten and one-half months in 1995 and contributed net revenues and operating income of $137.6 million and $42.8 million, respectively. Included in operating income is a $7.0 million charge for pre-opening expenses. The Horseshoe Casino Center's 1995 net revenues include $132.2 million of casino revenues and $5.4 million of non-casino revenues. The operating margin before the write-off of preopening expenses was 36.2% Casino revenue per day was $411,000 for 1995.

Other Factors Affecting Earnings

        The increase in net interest expense of $12.5 million for the year ended December 31, 1995, compared with the year ended December 31, 1994, is due to the time at which construction of the Company's two riverboat casinos was completed. The Company borrowed the majority of the construction funds for the two casinos in 1994. During the construction period of both casinos, most of the related interest was capitalized into the cost of the facilities. The capitalization of interest ceased when the construction of each riverboat casino was completed. As discussed in the Liquidity and Capital Resources section below, in October 1995, the Company completed a refinancing of substantially all of its existing indebtedness. This refinancing, among other things, reduced the overall interest rate on the Company's long-term debt, and resulted in an extraordinary loss on early retirement of debt of $7.2 million in 1995.

         The primary item included in other income in 1994 is a $5.2 million gain on the sale of land in Tunica County, Mississippi. This land was owned by RPG; however RPG's partnership agreement required that any gain from the sale of this land be distributed to certain, but not all, of the Company's members. Since not all of the Company's members received the benefit of the gain on sale, such gain is included in minority interest in (income) loss of subsidiaries in the Company's 1994 consolidated statement of operations.

         Development expenses, which are included in operating income, were $4.4 million and $2.1 million for the years ended December 31, 1995 and 1994, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         In October 1995, the Company refinanced substantially all of its exiting indebtedness with net proceeds from an initial draw of $93.2 million on a $100 million credit facility (the "Initial Credit Facility") and from the sale of $100 million of Series A Notes. The Series A Notes were sold with the warrants to purchase an additional $50 million of Series A Notes on April 10, 1996, at a price of 98.15% of par value which, upon exercise, raised approximately $49 million after fees and expenses. The Initial Credit Facility bears interest at six-month LIBOR plus 3.0% and requires semi-annual principal payments of 5% of the then outstanding balance with final maturity on September 30, 1999.

        As of December 31, 1996, the Company had cash and cash equivalents of approximately $121.4 million, including approximately $42.2 million in the excess proceeds escrow account, which is restricted to the expansion of existing facilities, pursuit and development of new projects and the repayment of debt. On April 10, 1996, the Company received proceeds of approximately $48 million upon the sale of Series A Notes pursuant to the exercise of the warrants, which funds were also placed in the Excess Proceeds Escrow Account. The Company expects to spend approximately $185 million for the expansion of the Bossier City, Louisiana facility, and approximately $95 million for expansion of the Tunica, Mississippi facility. As of December 31, 1996 the Company has already expended $44.8 million for the expansion of its Bossier City and Tunica facilities. The Company can borrow additional funds under its current credit facility, of which $50 million has been committed. An additional $50 million is available to be borrowed for furniture, fixtures and equipment and working capital and general corporate purposes. The Company has been approached by various lending agencies to provide the additional financing discussed above with terms acceptable to the Company. Management believes that the Company's cash and cash equivalents on hand and cash from operations will be adequate to meet the Company's existing obligations when they become due. Additional financing will be required to fund the Company's development plans discussed above.

DEVELOPMENT

Bossier City, Louisiana

         HE has begun its expansion of the entire casino facility at a cost of approximately $185 million. The expansion plans include a 25 story hotel tower with up to 606 suites, including a health club and spa, the renovation and expansion of existing dockside facilities, including the addition of two specialty restaurants, a coffee shop, the enlargement of the existing buffet, and the recently completed 1,100 car parking garage, all connected to an expanded dockside facility. Management estimates the project will be completed during the fourth quarter of 1997.

         In addition, on March 28, 1996, HE completed the purchase of the Le Bossier Hotel, including furnishings and fixtures, for approximately $5.2 million. HE had previously leased this facility under a long-term operating lease.

Tunica, Mississippi

         RPG has begun to further develop its casino site in Tunica, Mississippi, for a total cost of approximately $95 million. Development plans include an additional 15,000 square feet of gaming space for 440 slot machines and 21 tables games, 309 additional hotel suites, a multi-level, 1,100 space parking garage and an entertainment facility which will accommodate approximately 1,000 customers and additional facilities, to include a health club, two additional restaurants, convention facilities and other amenities. Management expects the project will be completed during the fourth quarter of 1997.

OTHER ITEMS

         The Company is required to repurchase ownership interests held by employees, in the event of termination of their employment, based on an independent appraisal. The total ownership interest held by employees subject to buy-out provisions was 9.1% as of December 31, 1996. The value of these ownership interests, amounting to $24.9 million, has been recorded as a liability in the accompanying consolidated financial statements as Redeemable Ownership Interests.


ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See the Index to Consolidated Financial Statements and the Index to Financial Statement Schedules included at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K."


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Section 6.2 of the Limited Liability Company Agreement of the Company (the "Company Agreement") provides that the Company shall be managed by a manager (the "Manager"). Pursuant to Section 6.1 of the Company Agreement, HGI serves as the Manager of the Company until the occurrence of its "Withdrawal," which pursuant to Section 1 of the Company Agreement, means the occurrence of the bankruptcy (as defined in the Company Agreement), dissolution or liquidation of HGI, or the withdrawal, resignation or retirement of HGI from the Company for any reason, and those situations when HGI may no longer continue as a member of the Company by reason of any law or pursuant to any terms of the Company Agreement. HGI has only one class of stock outstanding. The outstanding shares of common stock of HGI are owned 68.52% by Mr. Binion, 15.74% by Peri Howard, 13.38% by Leslie Kenny, and 2.36% by Mr. Binion, as Trustee of the 1995 Leslie Kenny Irrevocable Trust.

         The current executive officers and directors of HGI and of HGP, and contains officers of RPG and HE, are listed below, together with their ages and all positions and offices held by them.

 Name                        Age                                    Position
 ----                        ---                                    --------
 Jack B. Binion               60    Chairman of the Board of Directors and Chief Executive Officer of HGI,
                                    and Sole Director and Chief Executive Officer of HGP.
 Phyllis M. Cope              62    Director of HGI.
 Peri Howard                  36    Director of HGI.
 Paul R. Alanis               48    President of HGI and of HGP.
 Walter J. Haybert            54    Treasurer and Chief Financial Officer of HGI and of HGP.
 John J. Schreiber            56    Senior Vice President - Governmental Relations of HGI and of HGP.
 J. Michael Allen             49    Senior Vice President - Operations of HGI and of HGP.

 Loren S. Ostrow              45    Senior Vice President, Secretary and General Counsel of HGI and of HGP.
 Gary Border                  47    Senior Vice President - Marketing of HGI and of HGP.
 J. Lawrence Lepinski         50    Senior Vice President and General Manager of Horseshoe Bossier City.
 Bob McQueen                  43    Senior Vice President and General Manager of Horseshoe Casino Center.

         Mr. Binion has served as Chief Executive Officer of HGI since its inception (under the name New Gaming Capital Corporation) in December, 1992 and as Chief Executive Officer of HGP since its inception immediately prior to the Roll- Up Transaction. Mr. Binion served as the Chief Executive Officer of Gaming Consulting, Inc., the general partner of the entity that was the general partner of RPG, from its inception in May, 1993 until it merged into HGI in the Roll-Up Transaction. Mr. Binion has also been the President and Chief Executive Officer since 1964 of the Horseshoe Club Operating Company, which owns and operates Binion's Horseshoe in Las Vegas, Nevada.

         Ms. Cope is the wife of Jack Binion. She was elected director of HGI in January 1997 and will serve until further notice.

         Ms. Howard is the daughter of Phyllis Cope. She was elected director of HGI in January 1997 and will serve until further notice.

         Mr. Alanis has served as the President of HGI and of HGP since January 1, 1996. Mr. Alanis has served as the President of KII-Pasadena, Inc. since December, 1988 and as President of Koar International, Inc. from 1991 until 1995. Prior to that, Mr. Alanis served as President of Koar, Inc.

         Mr. Haybert became employed by an Affiliate of the Company in August, 1995, and became employed as the Treasurer and Chief Financial Officer of HGI and of HGP upon the consummation of the Roll-Up Transaction. From April, 1992 until July, 1995, Mr. Haybert was the Vice President of Gaming Development of Harrah's Entertainment, Inc. and from November, 1991 to March, 1992 Mr. Haybert was the President of Haybert & Associates. Prior to that, Mr. Haybert served in executive positions for the Resorts Casino Hotel in Atlantic City and the Taj Mahal Casino.

         Mr. Schreiber has served as Senior Vice President of HGI since the Roll-Up Transaction and, prior to that, as Senior Vice President of Horseshoe Club Operating Company since April, 1994. From May, 1992 through April, 1994, Mr. Schreiber served as President of St. Charles Riverfront Station and as Vice President of Governmental Affairs for Station Casinos, Inc. From August, 1989 through May, 1992, Mr. Schreiber served as Vice President and Director of Corporate Security and the Washington Representative for Caesar's World, Inc.

         Mr. Allen has served as Senior Vice President of Horseshoe Gaming, Inc. since the Roll-up Transaction and prior to that as General Manager of the Horseshoe Casino Center since May, 1994. Prior to that, Mr. Allen served as Principal of Gaming Associates, Inc. from September, 1992. From April, 1991 to September, 1992, Mr. Allen served as Vice President of Slot Operations - Player Development of Carnival Cruise Lines and from April, 1989 to April, 1991 Mr. Allen served as Vice President-Slot Operations - Marketing of the Trump Castle, Casino Hotel.

         Mr. Ostrow has served as Senior Vice President and General Counsel of HGI and of HGP since January 1, 1996. Mr. Ostrow has served as Senior Vice President of KII-Pasadena, Inc., since December, 1988, and as Senior Vice President of Koar International, Inc. from 1991 until 1995. Prior to that, Mr. Ostrow served as Vice President of Koar, Inc.

         Mr. Border has served as Senior Vice President - Marketing of HGI since July, 1996. Since 1987, Mr. Border served as President and founder of Marketing Results, Inc.

         Mr. Lepinski has served as Senior Vice President and General Manager of the Horseshoe Bossier City since September, 1995. Prior to that, Mr. Lepinski served as General Manager of Bally's Saloon and Gambling Hall in Tunica, Mississippi since August, 1993. From May, 1991 to August, 1993, Mr. Lepinski served as Vice President Casino Operations for Genting Highlands in Malaysia, and from July, 1986 to May, 1991 as Vice President Operations for Lucayan Beach Casino in the Grand Bahamas.

         Mr. McQueen has served as Senior Vice President and General Manager of the Horseshoe Casino Center since July, 1996 and prior to that as Vice President of Casino Operations for Horseshode Casino Center since June, 1994. From April 1992 to June 1994 Mr. McQueen served as a Senior Level Executive with Carnival Cruise Lines and from 1987 to 1992 Mr. McQueen served as General Manager for Lucayan Beach Casino in the Grand Bahamas.


ITEM 11.         EXECUTIVE COMPENSATION.

         The following table sets forth all compensation awarded to, earned by or paid to the Chief Executive Officer and the other four most highly compensated executive officers (the "Named Executive Officers") for their services to the Company for the year ended December 31, 1996 and 1995.

                           SUMMARY COMPENSATION TABLE

                                       Annual Compensation
                        ------------------------------------------------

 Name and Principal                                        Other Annual      Restricted          All Other
      Position          Year      Salary        Bonus     Compensation(1)     Units(2)         Compensation
--------------------------------------------------------------------------------------------------------------
Jack B. Binion          1996    $         0  $         0   $             0  $         0       $            0

                        1995              0            0                 0            0                    0
Paul R. Alanis(3)       1996        494,636      200,000                 0            0                7,351(7)

                        1995              0            0                 0            0              110,000(3)

Walter J. Haybert(4)    1996        351,792            0                 0            0                6,785(7)
                        1995         94,231       35,138           342,098    1,026,296                4,681(7)

John J. Schreiber(5)    1996        351,792       50,000                 0            0                6,752(7)
                        1995         94,231            0           978,993      427,624                4,960(7)

J. Michael Allen(6)     1996        367,713            0                 0            0                1,792(7)

                        1995         90,192       67,000           251,052    1,117,342                5,653(8)

(1) The Company has determined the value of the Units for purposes of this Table based on the appraisal conducted by the investment banking firm of Houlihan Lokey Howard and Zukin in connection with the Roll-Up Transaction.

(2) The Company will make Permitted Tax Distributions to its members with respect to the Units, including those Units that are restricted (see "Description of New Notes").

(3) While Mr. Alanis performed policy making functions of HGI similar to that of an officer, during fiscal year 1995, he was an employee of KII-Pasadena, Inc., which was party to a consulting agreement with HGI. The consulting agreement provided for payments to KII-Pasadena, Inc. of $55,000 per month (See "Related Party Transactions"). Mr. Alanis owns 67% of the stock of KII-Pasadena, Inc. The amount of compensation to Mr. Alanis indicated is equal to Mr. Alanis' share of the consulting payments to KII-Pasadena, Inc. for the three- month period ended December 31, 1995.

(4) 250,245 of the 500,489 Units granted to Mr. Haybert in fiscal year 1995 have vested as of December 31, 1996, the remaining units vest pursuant to the schedule in Mr. Haybert's employment agreement with HGI. (See "- Employment Agreements.") Their value at December 31, 1996 is $686,170.

(5) 483,191 of the 514,469 Units granted to Mr. Schreiber during fiscal year 1995 have vested, the remaining units vest pursuant to the schedule in Mr. Schreiber's employment agreement with HGI. (See "- Employment Agreements.") Their value at December 31, 1996 is $85,764.

(6) 789,722 of the 1,316,203 Units granted to Mr. Allen have vested, the remaining units vest pursuant to the schedule in Mr. Allen's employment agreement with HGI. (See "- Employment Agreements.") Their value at December 31, 1996 is $1,443,611.

(7)      Premium on insurance policies.

(8)      Housing and automobile allowance.

COMPENSATION OF DIRECTORS; COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Bylaws of HGI provide for a six member board of directors. There are currently three directors. Directors serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Vacancies on the board of directors may be filled by a majority of the remaining directors. The directors do not receive compensation for services on the Board.

         Officers serve at the discretion of the Board. The Board has no Compensation Committee. Mr. Alanis has participated in discussions with Mr. Binion regarding executive compensation.

EMPLOYMENT AGREEMENTS

         Mr. Binion has provided services pursuing, developing and managing gaming operations for the Company and its Subsidiaries. Mr. Binion has not been compensated for his services in the past nor is there an existing employment agreement providing for Mr. Binion to receive compensation for his services in the future. It is anticipated, however, that Mr. Binion will enter into an employment agreement with HGI, the Manager of the Company in 1997. Mr. Binion is not currently compensated for his services to the Company.

         Mr. Alanis is party to an employment agreement with HGI, which agreement contains customary employment terms and provides for a current annual base salary of $500,000, fringe benefits, participation in such health and pension plans as HGI shall adopt for all HGI executives, and a bonus of $200,000 payable in four equal installments on the last days of February, May, August and November, 1996. The employment agreement provides that, if warranted by his performance, it is HGI's intention to pay Mr. Alanis a bonus of at least equal size in 1997 and 1998 should the Company in 1996 and 1997 sustain a level of activity and financial performance equal or greater to the level of activity and financial performance of the Company during calendar year 1995. The employment agreement also contains a put/call provision whereby, upon termination of Mr. Alanis' employment, the Company may, at its option, or must, at Mr. Alanis' option (with either option exercisable within 30 days of such termination), purchase Mr. Alanis' ownership interest for cash in an amount equal to its then fair market value. The employment agreement provides that Mr. Alanis' employment shall terminate on December 31, 1998, unless earlier terminated as provided therein. HGI may terminate Mr. Alanis' employment for cause (including upon Mr. Alanis' disability) or without cause. If, as of December 31, 1996, the employment of Mr. Alanis had been terminated for cause, $141,667 would have been payable to Mr. Alanis, and $1,400,000 would have been payable if his employment had been terminated without cause. The employment agreement also includes confidentiality provisions.

         Mr. Haybert is party to an employment agreement with HGI, which agreement contains customary employment terms and provides for a current annual base salary of $350,000, fringe benefits, and participation in such health and pension plans as HGI shall adopt for all HGI executives. The employment agreement also provides Mr. Haybert with 500,489 Units in the Company, subject to a specified divestiture schedule. Under such schedule, 75% of Mr. Haybert's ownership interest is subject to divestiture upon Mr. Haybert's termination or voluntary resignation prior to July 20, 1996, 50% is subject to divestiture upon Mr. Haybert's termination or voluntary resignation prior to July 20, 1997, and 25% is subject to divestiture upon Mr. Haybert's termination or voluntary resignation prior to July 31, 1998. The employment agreement also provides that all of Mr. Haybert's ownership interest shall become fully vested immediately upon the occurrence of any transaction whereby Mr. Binion (including any entities through which he holds his ownership interest in the Company), family members of Mr. Binion and/or trusts established for the benefit of Mr. Binion's heirs transfer a controlling interest in the Company to a third party in a transaction other than a public offering. HGI also agreed to make available, within ten (10) days after a request by Mr. Haybert, a personal loan of up to $200,000, bearing interest at the rate of 10% per annum to be secured by the pledge of Mr. Haybert's Units in the Company. The employment agreement also contains a put/call provision whereby, upon termination of Mr. Haybert's employment, the Company may, at its option, or must, at Mr. Haybert's option (with either option exercisable within 90 days of such termination), purchase that portion of Mr. Haybert's ownership interest that is not subject to divestiture for cash in an amount equal to its then fair market value. If Mr. Haybert is terminated without cause, an additional 25% of his ownership interest shall no longer be subject to divestiture. The employment agreement provides that Mr. Haybert's employment shall terminate on July 31, 1998, unless earlier terminated as provided therein. HGI may terminate Mr. Haybert's employment for cause (including upon Mr. Haybert's disability) or without cause. If, as of December 31, 1996, the employment of Mr. Haybert had been terminated for cause, $712,628 would have been payable to Mr. Haybert, and $1,054,359 would have been payable if his employment had been terminated without cause. The employment agreement also includes confidentiality provisions. The assignment agreement whereby the Company issued the ownership interest to Mr. Haybert provides that, for purposes of determining the fair market value of Mr. Haybert's ownership interest, prior to any Subsidiary's being granted a license to own and/or operate a gaming business, the value of such Subsidiary shall be limited to the amount of the Company's capital investment therein. Because it originally was contemplated that Mr. Haybert would receive his ownership interest and the share of Net Profits to which it would entitle him in July, 1995, and Mr. Haybert did not in fact receive his ownership interest until the October 1, 1995 effective date of the Roll-Up Transaction, HGI paid Mr. Haybert a one time bonus in an amount equal to the $35,138 in Net Profits to which he would have been entitled.

         Mr. Schreiber is party to an employment agreement with HGI, which agreement contains customary employment terms and provides for a current annual base salary of $350,000, fringe benefits, participation in such health and pension plans as HGI shall adopt for all HGI executives, and a one time bonus of $50,000 payable on or before January 15, 1996. Prior to execution of the employment agreement, Mr. Schreiber owned 236,265 Units. The employment agreement increased Mr. Schreiber's ownership interest in the Company by 514,469 Units, subject to a specified divestiture schedule. Under such schedule, 75% of Mr. Schreiber's ownership interest was fully vested upon execution of the employment agreement, and the remaining 25% vests in 18 equal portions on the last day of each month commencing October 30, 1995 and ending March 31, 1997. The employment agreement also provides that all of Mr. Schreiber's ownership interest shall become fully vested immediately upon the occurrence of any transaction whereby Mr. Binion (including any entities through which he holds his ownership interest in the Company), family members of Mr. Binion and/or trusts established for the benefit of Mr. Binion's heirs transfer a controlling interest in the Company to a third party in a transaction other than a public offering. The employment agreement also contains a put/call provision whereby, upon termination of Mr. Schreiber's employment, the Company may, at its option, or must, at Mr. Schreiber's option (with either option exercisable within 30 days of such termination), purchase that portion of Mr. Schreiber's ownership interest that is not subject to divestiture for cash in an amount equal to its then fair market value. In the event that Mr. Schreiber is terminated with or without cause, the minimum appraisal value for his ownership interest shall be $1,320,369, regardless of
the amount thereof that is fully vested at such time.   The employment
agreement provides that Mr. Schreiber's employment shall terminate on September 30, 1998, unless earlier terminated as provided therein. The employment agreement also includes confidentiality provisions. The assignment agreement whereby the Company issued the ownership interest to Mr. Schreiber provides that, for purposes of determining the fair market value of Mr. Schreiber's ownership interest, prior to any Subsidiary's being granted a license to own and/or operate a gaming business, the value of such Subsidiary shall be limited to the amount of the Company's capital investment therein.

         Mr. Allen is party to an employment agreement with HGI, which agreement contains customary employment terms and provides for a current annual base salary of $350,000, fringe benefits, participation in such health and pension plans as HGI shall adopt for all HGI executives, and a one time bonus of $67,000 payable on or before January 15, 1996. The employment agreement also increased Mr. Allen's ownership interest in the Company by 500,489 Units, subject to a specified divestiture schedule. Under such schedule, 45% of Mr. Allen's ownership interest vested fully upon execution of the employment agreement, and the remaining 55% vests as follows: an additional 15% vests and shall not be subject to divestiture beginning on May 15, 1996; an additional 15% vests and shall not be subject to divestiture beginning on May 15, 1997; an additional 15% vests and shall not be subject to divestiture beginning on May 15, 1998; and the remaining 10% vests and shall not be subject to divestiture beginning on May 11, 1999. The employment agreement also provides that all of the ownership interest shall become fully vested immediately upon the occurrence of any transaction whereby Mr. Binion (including any entities through which he holds his ownership interest in the Company), family members of Mr. Binion and/or trusts established for the benefit of Mr. Binion's heirs transfer a controlling interest in the Company to a third party in a transaction other than a public offering. The employment agreement also contains a put/call provision whereby, upon termination of Mr. Allen's employment, the Company may, at its option, or must, at Mr. Allen's option (with either option exercisable within 30 days of such termination), purchase that portion of Mr. Allen's ownership interest that is not subject to divestiture for cash in an amount equal to its then fair market value. The employment agreement provides that Mr. Allen's employment shall terminate on May 11, 1999, unless earlier terminated as provided therein. HGI may terminate Mr. Allen's employment for cause (including upon Mr. Allen's disability) or without cause. If, as of December 31, 1996, the employment of Mr. Allen had been terminated for cause, $29,167 would have been payable to Mr. Allen, and $29,167 would have been payable if his employment had been terminated without cause. The employment agreement also includes confidentiality provisions. The assignment agreement whereby the Company issued the ownership interest to Mr. Allen provides that, for purposes of determining the fair market value of Mr. Allen's ownership interest, prior to any Subsidiary's being granted a license to own and/or operate a gaming business, the value of such Subsidiary shall be limited to the amount of the Company's capital investment therein.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.

         The following table sets forth certain information regarding beneficial ownership of membership interests in the Company ("Units"), as of December 31, 1996, by each person who is known by the Company to own beneficially more than 5% of the Units, by each director of the Company, each of the executive officers and by all directors and executive officers of the Company as a group.

                                                              Percentage of
                  Name(1)                   Number of Units       Units
      ----------------------------------    ---------------   ------------
      Jack B. Binion  . . . . . . . . .     80,999,065(2)      80.7%
      Phyllis M. Cope . . . . . . . . .      6,555,882(3)       6.5%
      Hanwa . . . . . . . . . . . . . .      7,017,220(4)       7.0%

      HGI . . . . . . . . . . . . . . .     30,715,128(5)      30.6%
      Peri Howard . . . . . . . . . . .      9,027,039(6)       9.0%
      Paul Alanis . . . . . . . . . . .      3,155,935          3.1%

      J. Michael Allen  . . . . . . . .      1,316,203          1.3%
      Walter J. Haybert . . . . . . . .        500,489            *
      John Schreiber  . . . . . . . . .        750,734            *
      Directors and executive
      officers as a group (5 persons) .     86,722,426         86.4%
----------------

*    Less than 1%.

(1) The persons named in this table have sole voting power and investment power with respect to all shares of capital stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in this table and these notes.
(2)      Includes (a) the 17,366,247 Units held by Mr. Binion as an individual;
         (b) the 30,715,128 Units owned by HGI, of which Mr. Binion is President, Chairman of the Board of Directors and the majority shareholder; (c) the 6,555,882 Units owned by Phyllis M. Cope; (d) the 9,027,039 Units owned by Peri Howard; and (e) 17,334,769 Units held by members of Mr. Binion's family or trusts for the benefit of members of Mr. Binion's family. Mr. Binion expressly disclaims beneficial ownership of the 63,632,818 Units which are held of record by HGI or by members of Mr. Binion's family or by trusts established for the benefit of certain members of the families of Mr. Binion or Phyllis
         M. Cope, for purposes of Sections 13(d) and 13(g) of the Exchange Act.
(3)      Includes 3,277,941 Units held by Phyllis M. Cope as Trustee of the Ted
         J. Fechser Trust, and 3,277,941 Units held by Phyllis M. Cope, as Trustee of the Fancy Ann Fechser Trust. Phyllis M. Cope expressly disclaims beneficial ownership of any Units held by her as trustee of such trusts, which are trusts established for the benefit of certain members of the families of Mr. Binion or Phyllis M. Cope, for purposes of Sections 13(d) and 13(g) of the Exchange Act.
(4)      Issuable upon Hanwa's exercise of Company Warrants.
(5) Includes 7,017,220 Units to be surrendered by Mr. Binion upon Hanwa's exercise of Company Warrants.
(6) Includes 945,059 Units held by Peri Howard, as Trustee of the Ted J. Fechser Trust, 945,059 Units held by Peri Howard, as Trustee of the Fancy Ann Fechser Trust, 945,059 Units held by Peri Howard, as Trustee of the James Christopher Fechser Trust, 945,059 Units held by Peri Howard, as Trustee of the Robert Daniel Fechser Trust, 945,059 Units held by Peri Howard, as Trustee of the Katie O'Neill Trust, 945,059 Units held by Peri Howard, as Trustee of the Kellie O'Neill Trust, 945,059 Units held by Peri Howard, as Trustee of the Rachel Fechser Trust, 945,059 Units held by Peri Howard, as Trustee of the Ben E. Johnson Trust, 189,013 Units held by Peri Howard, as Trustee of the Bonnie Binion Trust, and 189,013 Units held by Peri Howard, as Trustee of the Benny Behnen Trust; 189,013 Units held by Peri Howard, as Trustee of the Jack Behnen Trust, 231,779 Units held by Robinson Property Group, Inc. (of which Peri Howard is the sole shareholder, director and officer), 289,724 Units held by Jerry Howard, and 378,025 Units held by Peri Howard as an individual. Peri Howard expressly disclaims beneficial ownership of any Units held by her as trustee of such trusts, which are trusts established for the benefit of certain members of the families of Mr. Binion or Phyllis M. Cope, for purposes of Sections 13(d) and 13(g) of the Exchange Act.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In 1995 the Company engaged certain placement agents, including Onyx Partners, Inc. ("Onyx") to offer the Senior Notes and Warrants and agreed to pay the placement agents a fee equal to 2.0% of the gross proceeds. The Company also engaged Onyx to arrange the Credit Facility and agreed to pay Onyx an additional fee for those services. Onyx has in the past and may in the future perform financial advisory services for the Company for a fee. The Company has agreed to indemnify the placement agents and their controlling persons against certain liabilities in connection with the offer and sale of the Senior Notes and Warrants and the arrangement of the Credit Facility, including liabilities under the Securities Act, and to contribute to payments that the placement agents may be required to make in respect thereof. Affiliates of Onyx, who were owners of limited partnership interests and warrants for the purchase of limited partnership interests in NGCP and RPG, exercised their warrants and rolled their ownership interests into the Company. Certain affiliates of Onyx hold Senior Notes. Affiliates of Onyx are owners of limited partnership interests in HCM.

         The Company retained the services of KII-Pasadena, Inc. ("KII"), a California corporation owned by Paul Alanis and Loren Ostrow, pursuant to a consulting agreement (the "Consulting Agreement") that originally was entered into between Koar International, Inc., a California corporation that was owned by Messrs. Alanis and Ostrow, and Mr. Binion (who later assigned his rights and obligations to HE and RPG). Pursuant to the Consulting Agreement, KII acted on behalf of the Company as developer of the Horseshoe Bossier City and the Horseshoe Casino Center and has provided consulting services to the Company related to new gaming developments. The total amount paid pursuant to the Consulting Agreement, which was cancelled December 31, 1995, since its inception in March, 1993 was $1,255,000, as well as reimbursements for out-of-pocket expenditures. Onyx has agreed to pay KII or its principals for introducing to Onyx the opportunity of providing financing services to the Company, a finder's fee equal to 30% of the net fees, commissions and other compensation received by Onyx for its services in placing the Senior Notes and arranging the Credit Facility after deduction for all relevant unreimbursed expenses. The total fee paid to KII, or its principals, by Onyx, including the amount payable with respect to the sale of Senior Notes upon the exercise of the Warrants was approximately $1,151,000. In the Roll-Up Transaction, Messrs. Alanis and Ostrow exchanged limited partnership interests in NGCP and RPG for Units in the Company. On January 1, 1996, Paul Alanis and Loren Ostrow became officers of the Company.

         The Company conducts a portion of its marketing through an entity that is owned by the wife of an officer. Amounts paid to this company totaled $1,633,000, $1,029,000 and $84,000 for the years ended December 31, 1996, 1995 and 1994 respectively.

         The Company has made loans to various employees with ownership interests in the company. The amount outstanding under these notes was $1,715,000 as of December 31, 1996. The notes to employees are secured by their ownership interests in the Company. The notes have various due dates ranging from February 1998 through October 1999 and interest rates ranging from 7% to 10%.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K.

                                                                                                                    PAGE
                                                                                                                   NUMBER
                                                                                                                   ------
(A)(1)   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:

         HORSESHOE GAMING L.L.C. AND SUBSIDIARIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-1
         NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-1
         ROBINSON PROPERTY GROUP, L.P.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-2

(A)(2)   INDEX TO FINANCIAL STATEMENT SCHEDULES:

         All schedules are omitted as the required information is inapplicable or not present in amounts sufficient to require submission of the schedule, or because the information is presented in the consolidated financial statements or related notes.

(A)(3)   EXHIBITS:

         The exhibits listed on the accompanying Exhibit Index are filed as part of this Form 10-K.

(B)      REPORTS ON FORM 8-K:

         None.

(C)      EXHIBITS:

         The exhibits listed on the accompanying Exhibit Index are filed as part of this Form 10-K.

                    HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS


Horseshoe Gaming, L.L.C. and Subsidiaries                                                                 Page
-----------------------------------------                                                                 ----
Report of Independent Public Accountants                                                                   F-3
Consolidated Financial Statements:
    Balance sheets as of December 31, 1996 and 1995                                                        F-4
    Statements of operations for the years ended December 31, 1996, 1995 and 1994                          F-5
    Statements of members' equity (deficit) for the years ended December 31, 1996,
      1995 and 1994                                                                                        F-6
    Statements of cash flows for the years ended December 31, 1996, 1995 and 1994                          F-7
    Notes to consolidated financial statements                                                             F-8

New Gaming Capital Partnership and Subsidiary
---------------------------------------------

Report of Independent Public Accountants                                                                  F-23
Consolidated Financial Statements:
    Balance sheets as of December 31, 1996 and 1995                                                       F-24
    Statements of operations for the years ended December 31, 1996, 1995 and 1994                         F-25
    Statements of partners' capital (deficit) for the years ended December 31,
      1996, 1995 and 1994                                                                                 F-26
    Statements of cash flows for the years ended December 31, 1996, 1995 and 1994                         F-27
    Notes to consolidated financial statements                                                            F-28

                    HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS
                                   (CONTINUED)



Robinson Property Group, L.P.
-----------------------------

Report of Independent Public Accountants                                                                  F-39
Financial Statements:
    Balance sheets as of December 31, 1996 and 1995                                                       F-40
    Statements of operations for the years ended December 31, 1996, 1995 and 1994                         F-41
    Statements of partners' capital (deficit) for the years ended December 31,
      1996, 1995 and 1994                                                                                 F-42
    Statements of cash flows for the years ended December 31, 1996, 1995 and 1994                         F-43
    Notes to financial statements                                                                         F-44

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Horseshoe Gaming, L.L.C.:

We have audited the accompanying consolidated balance sheets of Horseshoe Gaming, L.L.C. (a Delaware limited liability company) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, members' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Horseshoe Gaming, L.L.C. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                             ARTHUR ANDERSEN LLP

Las Vegas, Nevada,
  March 4, 1997.

                    HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                 December 31,
                                                              1996         1995
                                                           ---------    ---------
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                $  79,159    $  65,541
  Accounts receivable, net of allowance for doubtful
    accounts of $3,451 and $2,663                              8,026        5,207
  Inventories                                                  1,435        1,481
  Prepaid expenses and other                                   1,639        1,404
                                                           ---------    ---------
         Total current assets                                 90,259       73,633
                                                           ---------    ---------
Property and Equipment:
  Land                                                        10,225        6,920
  Buildings, boat, barge and improvements                    121,807      100,849
  Furniture, fixtures and equipment                           41,572       35,568
  Less:  accumulated depreciation                            (26,493)     (13,642)
                                                           ---------    ---------
                                                             147,111      129,695
  Construction in progress                                    38,644        9,187
                                                           ---------    ---------
         Net property and equipment                          185,755      138,882
                                                           ---------    ---------

Other Assets:
  Escrow funds                                                42,235       31,316
  Goodwill, net                                               39,226       40,640
  Other                                                       20,122       15,617
                                                           ---------    ---------
                                                           $ 377,597    $ 300,088
                                                           =========    =========

                         LIABILITIES AND MEMBERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt                     $  11,060    $  10,747
  Accounts payable                                             3,184        3,910
  Construction payables                                       14,106        3,200
  Accrued expenses and other                                  23,751       25,313
                                                           ---------    ---------
         Total current liabilities                            52,101       43,170

Long-term Debt, less current maturities                      221,648      186,856

Minority Interest                                               (827)      (1,128)

Commitments and Contingencies (Notes 8 and 9)

Redeemable Ownership Interests, net of deferred
  compensation of $3,033 and $6,375                           24,893       18,443

Members' Equity                                               79,782       52,747
                                                           ---------    ---------
                                                           $ 377,597    $ 300,088
                                                           =========    =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                               Year Ended December 31,
                                         ----------------------------------
                                            1996         1995        1994
                                         ---------    ---------    --------
Revenues:
  Casino                                 $ 317,479    $ 283,402    $ 59,230
  Food and beverage                         26,947       24,299       5,879
  Hotel                                      7,919        7,289       1,830
  Other                                      4,419        4,092         881
                                         ---------    ---------    --------
                                           356,764      319,082      67,820
  Promotional allowances                   (25,033)     (20,697)     (4,417)
                                         ---------    ---------    --------
    Net revenues                           331,731      298,385      63,403
                                         ---------    ---------    --------

Expenses:
  Casino                                   162,408      133,299      24,339
  Food and beverage                         12,317       12,741       3,167
  Hotel                                      6,798        5,662       1,144
  Other                                      1,359        1,728         676
  General and administrative                55,527       46,298      17,844
  Development                                6,629        4,387       2,128
  Depreciation and amortization             15,989       12,545       2,499
  Preopening                                    --        7,021       6,665
                                         ---------    ---------    --------
    Total expenses                         261,027      223,681      58,462
                                         ---------    ---------    --------
Operating Income                            70,704       74,704       4,941
                                         ---------    ---------    --------

Other Income (Expense):
  Interest expense                         (28,090)     (20,188)     (6,797)
  Interest and other income                  6,126        1,453         538
  Gain on sale of land                          --           --       5,242
  Other, net                                    82           --          --
  Minority interest in income
    of subsidiaries                         (1,861)      (8,850)     (5,691)
                                         ---------    ---------    --------

Income (Loss) Before Extraordinary
  Loss on Early Retirement of Debt          46,961       47,119      (1,767)

Extraordinary Loss on Early Retirement
  of Debt                                       --       (7,179)         --
                                         ---------    ---------    --------

Net Income (Loss)                        $  46,961    $  39,940    $ (1,767)
                                         =========    =========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)


                                                    Members'          Contributions
                                                    Equity             Receivable               Total
                                                   --------           -------------           --------
Balance at December 31, 1993                       $  1,031              $(3,500)             $ (2,469)

Contributions                                         4,164                   --
                                                                                                 4,164
Collections of contributions receivable                  --                3,500                 3,500
Distributions                                        (4,169)                  --                (4,169)
Warrants and partnership interests
  issued in conjunction with senior
  and subordinated notes (Note 5)                     4,374                   --                 4,374
Net loss                                             (1,767)                  --                (1,767)
                                                   --------              -------              --------

Balance at December 31, 1994                          3,633                   --                 3,633

Contributions                                         1,273               (1,150)
                                                                                                   123
Distributions:
  Cash                                              (21,222)                  --               (21,222)
  Payable                                            (1,857)                  --                (1,857)
Increase in redeemable ownership interests          (13,963)                  --               (13,963)
Capital accounts of minority interests purchased      4,543                   --                 4,543
Step-up in basis of assets due to purchase
  of minority interests                              41,755                 (205)               41,550
Net income                                           39,940                   --                39,940
                                                   --------              -------              --------

Balance at December 31, 1995                         54,102               (1,355)               52,747

Collection of contributions receivable                   --                1,355                 1,355
Distributions                                       (18,853)                  --               (18,853)
Increase in redeemable ownership interests           (2,428)                  --                (2,428)
Net income                                           46,961                   --                46,961
                                                   --------              -------              --------

Balance at December 31, 1996                       $ 79,782              $    --              $ 79,782
                                                   ========              =======              ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   Year Ended December 31,
                                                              ---------------------------------
                                                                1996         1995        1994
                                                              --------    ---------    --------
Cash flows from operating activities:
    Net income (loss)                                         $ 46,961    $  39,940    $ (1,767)
    Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
           Minority interest in income of
              subsidiaries                                       1,861        8,850       5,691
           Depreciation and amortization                        15,989       12,545       2,499
           Amortization of debt discount,
              deferred finance charges and other                 3,032        2,849       1,682
           (Gain) loss on disposal of land and other assets      1,011           --      (5,242)
           Provision for doubtful accounts                       4,388        2,186         477
           Increase in redeemable ownership interests            4,546        6,003       1,414
           Extraordinary loss on early
              retirement of debt                                    --        7,179          --
           Preopening expenses                                      --        7,021       6,665
           Net change in assets and liabilities                 (8,390)       4,544      (1,484)
                                                              --------    ---------    --------
                 Net cash provided by operating activities      69,398       91,117       9,935
                                                              --------    ---------    --------

Cash flows from investing activities:
    Purchases of property and equipment                        (58,824)     (18,986)    (65,675)
    Increase (decrease) in construction payables                10,906          (84)      3,284
    Proceeds from sale of land                                   1,400           --       8,595
    Deferred license fee                                            --           --      (1,000)
    Purchase of land held for sale                                  --       (1,344)         --
    Net increase in escrow funds                               (10,919)     (31,316)         --
    Net increase in other assets                                (8,024)      (6,588)     (1,565)
                                                              --------    ---------    --------
                 Net cash used in investing activities         (65,461)     (58,318)    (56,361)
                                                              --------    ---------    --------

Cash flows from financing activities:
    Proceeds from debt and warrants                             49,073      200,772      80,954
    Payments on debt                                           (15,547)    (149,879)    (11,624)
    Capital contributions                                           --          123       7,664
    Capital distributions                                      (20,710)     (21,222)     (4,169)
    Contributions from minority holders                             --          600         575
    Distributions to minority holders                           (1,560)      (6,069)     (6,102)
    Deferred interest payable                                       --       (2,467)      2,101
    Debt issue costs and commitment fees                        (1,575)      (7,700)     (4,399)
                                                              --------    ---------    --------
                 Net cash provided by financing activities       9,681       14,158      65,000
                                                              --------    ---------    --------

Net change in cash and cash equivalents                         13,618       46,957      18,574
Cash and cash equivalents, beginning of period                  65,541       18,584          10
                                                              --------    ---------    --------
Cash and cash equivalents, end of period                      $ 79,159    $  65,541    $ 18,584
                                                              ========    =========    ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                    HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND BASIS OF PRESENTATION

General

Horseshoe Gaming, L.L.C. (the "Company") was formed in Delaware in August 1995 to acquire, through a roll-up transaction effective October 1, 1995, four entities under the control of Mr. Jack B. Binion ("Mr. Binion"), which conduct gaming, hotel and other related operations in Bossier City, Louisiana, and Tunica County, Mississippi, and are actively involved in efforts to develop gaming operations in new jurisdictions. Because of the integrated nature of these operations, the Company is considered to be engaged in one industry segment. A description of each entity is as follows:

- New Gaming Capital Partnership ("NGCP") is a Nevada limited partnership which was formed on February 4, 1993. NGCP is 100% owned by the Company and its subsidiary Horseshoe GP, Inc. As of December 31, 1996 and 1995, NGCP owned 91.92% of Horseshoe Entertainment, L.P. ("HE"), a Louisiana limited partnership which owns and operates the Horseshoe Bossier City (see Note 9).

- Robinson Property Group, L.P. ("RPG") is a Mississippi limited partnership which was formed on June 7, 1993. RPG owns and operates the Horseshoe Casino Center located in Tunica County, Mississippi, and is 100% owned by the Company and its subsidiary Horseshoe GP, Inc.

- Horseshoe Casinos (Indiana), LLC ("HIND") is an Indiana limited liability company which was formed in October 1994, to pursue a new casino development in Indiana and is 50% owned and managed by the Company.

- Horseshoe Ventures, L.L.C. ("Horseshoe Ventures") is a Delaware limited liability company which was formed in August 1995 to pursue the development of casinos in new jurisdictions other than in Indiana and is 80% owned and managed by the Company.

NGCP and RPG

The Company obtained its ownership interest in NGCP and RPG by exchanging ownership interests in the Company for partnership interests in NGCP and RPG. The exchange of ownership interests between the Company and Mr. Binion and certain affiliates of Mr. Binion has been accounted for at historical cost similar to that in pooling of interests accounting. On the effective date of the roll-up transaction, Mr. Binion and certain affiliates of Mr. Binion owned 80.0% and 82.7% of NGCP and RPG, respectively. The exchange for the remaining partnership interests of NGCP and RPG, other than ownership interests issued pursuant to employee compensation arrangements (see Note 8), have been accounted for as a purchase of minority interests based on fair value as determined by an independent appraisal. The total cost of the minority interests in NGCP and RPG acquired by the Company, based on the fair value of the ownership interests exchanged, was $17,729,000 and $24,026,000, respectively, which has been allocated as follows (in thousands):

                                               NGCP          RPG          Total
                                             -------       -------       -------
Land                                         $   149       $ 2,231       $ 2,380
Gaming licenses                                  154            76           230
Goodwill                                      17,426        21,514        38,940
Contribution receivable                           --           205           205
                                             -------       -------       -------
     Total                                   $17,729       $24,026       $41,755
                                             =======       =======       =======

Gaming licenses are amortized over the remaining term of each license, which is approximately two and one-half years for NGCP and approximately twelve months for RPG. Goodwill is amortized on a straight-line basis over 25 years, which management estimates is the related benefit period (see discussion of the Company's accounting policy for long-lived assets below). Management regularly evaluates whether or not the future undiscounted cash flows of NGCP and RPG are sufficient to recover the carrying amount of the goodwill associated with each entity. Additionally, management continually monitors such factors as the status of new or proposed legislation, the competitive environment and the general economic conditions of the markets in which it operates. If the estimated future undiscounted cash flows are not sufficient to recover the carrying amount of goodwill and, accordingly, an impairment has occurred, management intends to write down the carrying amount of goodwill to its estimated fair value based on discounted cash flows. The amount of amortization expense recorded for the year ended December 31, 1996 and for the three months in 1995 following the roll-up transaction was $1,647,000 and $418,000, respectively.

The financial statements for NGCP and RPG are consolidated for all periods presented. Prior to the roll-up transaction, the ownership interests not owned by Mr. Binion and certain affiliates of Mr. Binion, other than ownership interests issued pursuant to employee compensation arrangements (see Note 8), are included in minority interests in the accompanying consolidated financial statements. Such minority interests represented 15.4% of NGCP and 15.1% of RPG for all periods prior to the roll-up transaction. Subsequent to October 1, 1995, minority interests represent the limited partners of HE, which owned 11% of HE at the time of the roll-up transaction and 8.08% at December 31, 1996 and 1995 (see Note 9).

HIND

The Company is the manager of HIND and obtained its 50% ownership interest from Mr. Binion in exchange for a promissory note of $500,000, which equaled 50% of the total equity initially contributed to HIND by Mr. Binion and certain affiliates of Mr. Binion. The note was paid in full on October 26, 1995, at which time the Company also advanced HIND $1,689,000 to reimburse Mr. Binion for costs and expenses incurred pursuing a new development in Indiana. The Company also committed to provide all future financing to HIND for its development, operation and maintenance of a casino gaming establishment and all related facilities. The remaining 50% of HIND is owned by Mr. Binion and affiliates of Mr. Binion.

The purchase of 50% of HIND has also been accounted for as a combination of entities under common control. Prior to the roll-up transaction, HIND was controlled by Mr. Binion. HIND is now controlled by the Company. The Company has unilateral and perpetual control over the assets and operations of HIND by virtue of legal contract. Accordingly, there exists a parent/subsidiary relationship by means other than record ownership of majority voting stock. Therefore, the financial statements of HIND are consolidated for all periods presented.

The amount of HIND's net loss, which is included in development expenses in the accompanying consolidated statements of operations, was $3,945,000, $1,724,000 and $427,000 for the years ended December 31, 1996, 1995 and 1994, respectively. In 1996, the state of Indiana announced its decision not to select HIND's proposal for a riverboat casino license in Harrison County, Indiana. Minority interest in HIND's losses is recognized only to the extent funded by Mr. Binion and affiliates. The amount of minority interest included in the accompanying consolidated statements of operations was $0, $286,000 and $214,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The Company is obligated to fund 100% of the future losses of HIND.

Horseshoe Ventures

The Company and JBB Gaming Investments, L.L.C. ("JBB"), a Delaware limited liability company owned by Mr. Binion and an affiliate of Mr. Binion, formed Horseshoe Ventures to pursue the development of casinos in new jurisdictions other than Indiana. The Company is the manager of Horseshoe Ventures and contributed a note for $400,000, plus a commitment to provide future financing, in exchange for an 80% membership interest. The note was paid in full on October 26, 1995. JBB contributed $100,000 in cash in exchange for a 20% membership interest. Horseshoe Ventures reimbursed Mr. Binion for the total costs and expenses incurred pursuing the development of casinos in new jurisdictions, other than Indiana, in the form of a note for $4,269,000, which was paid in full on October 26, 1995. Since these costs and expenses were reimbursed to Mr. Binion, such amounts are included in the accompanying consolidated financial statements as if they were incurred by the Company and its subsidiaries. The amount of Horseshoe Ventures' net loss, which is included in development expenses in the accompanying consolidated statements of operations, was $2,183,000, $2,663,000 and $1,701,000 for the years ended December 31, 1996,
1995 and 1994, respectively. There is no minority interest in these losses reflected in the accompanying consolidated statements of operations, because the Company funded 100% of such losses and is obligated to fund 100% of future losses.

Other

The Company is managed by Horseshoe Gaming, Inc. ("HGI"), which owns approximately 30.6% of the Company and is owned by Mr. Binion and certain affiliates of Mr. Binion. Mr. Binion is the Chief Executive Officer of HGI. The Company reimburses HGI for expenses associated with the management of the Company but does not compensate HGI for services as manager. HGI's sole purpose is to manage the Company; accordingly, all expenses incurred by HGI are charged to the Company and are reflected in the accompanying consolidated statements of operations in the period such expenses are incurred by HGI.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries (see Note 1), since the Company either holds more than a 50% ownership interest or has the ability to control such subsidiaries in its capacity as manager. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents include commercial paper, amounts held in mutual funds and other investments with original maturities of 90 days or less when purchased.

Inventories

Inventories are stated at the lower of cost, as determined on a first-in, first-out basis, or market value and consist primarily of food, beverage, retail merchandise, kitchen smallwares and employee wardrobe.

Property and Equipment

Property and equipment are stated at cost. The costs of normal repairs and maintenance are expensed as incurred while major expenditures that extend the useful lives of assets are capitalized.

Depreciation is provided for on the straight-line basis over the estimated useful lives of the assets as follows:

        Buildings, boat, barge and improvements               15 to 30 years
        Furniture, fixtures and equipment                      3 to 10 years

Capitalized Interest

The Company capitalizes interest for associated borrowing costs of major construction projects. Capitalization of interest ceases when the asset is substantially complete and ready for its intended use. Interest capitalized during the years ended December 31, 1996, 1995 and 1994 was $1,272,000, $651,000
and $3,595,000, respectively.

Casino Revenues

In accordance with industry practice, casino revenues represent the net win from gaming activities, which is the difference between gaming wins and losses.

Casino Promotional Allowances

Casino promotional allowances consist primarily of the retail value of complimentary food and beverage, rooms and other services furnished to guests without charge. Such amounts are included in gross revenues and deducted as promotional allowances. The estimated costs of providing such complimentary services, which are substantially included in casino department expenses, are as follows (in thousands):

                                                Year Ended December 31,
                                           --------------------------------
                                             1996         1995        1994
                                           -------      -------      ------
         Food and beverage                 $22,055      $17,165      $2,998
         Hotel                               3,034        2,665         814
         Other operating expenses              619          486          18
                                           -------      -------      ------
                                           $25,708      $20,316      $3,830
                                           =======      =======      ======

Development and Preopening Expenses

Until all necessary approvals to proceed with the development of a new casino project are obtained from the appropriate regulatory authorities, the related development costs are expensed as incurred. Preopening costs incurred after the receipt of necessary approvals are deferred as incurred and expensed upon the opening of the related casino. Preopening costs of $6,665,000 were expensed in connection with the opening of Horseshoe Bossier City in July 1994, and preopening costs of $7,021,000 were expensed in connection with the opening of the Horseshoe Casino Center in February 1995.

Deferred Finance Charges

As of December 31, 1994, deferred finance charges, which are included in other assets, consisted of fees and expenses incurred to issue the Old Notes discussed in Note 5, including placement fees paid for by the issuance of ownership interests and warrants to purchase ownership interests (the "Equity Warrants") in RPG and NGCP. The value of such ownership interests and Equity Warrants, based on independent appraisal, was recorded as deferred finance charges with a corresponding credit to members' equity. These ownership interests and Equity Warrants were subsequently exchanged for ownership interests and warrants to purchase ownership interests in the Company.

The deferred finance charges related to the Old Notes were being amortized over the period from the initial funding of the debt through the latest date of repayment of the debt using the effective interest method. In October 1995, the Company wrote off the balance of unamortized deferred finance charges of approximately $3,182,000 which is included in the extraordinary loss on early retirement of debt in the 1995 consolidated statement of operations.

The balance of deferred finance charges as of December 31, 1996 and 1995 was $5,880,000 and $6,692,000, respectively, and consists of fees and expenses incurred to issue the New Senior Notes and to obtain the Senior Secured Credit Facility in October 1995, as discussed in Note 5. The deferred finance charges related to the New Senior Notes and Senior Secured Credit Facility are being amortized over the term of the debt using the effective interest method.

Income Taxes

The Company is organized as a limited liability company under Delaware laws. The Internal Revenue Service will classify a limited liability company as a partnership for federal income tax purposes if the limited liability company lacks certain characteristics of corporations.

Management believes that the Company lacks the corporate characteristics and will be classified as a partnership for federal income tax purposes. Accordingly, no provision is made in the accounts of the Company for federal income taxes, as such taxes are liabilities of the members. The Company's income tax return and the amount of allocable taxable income are subject to examination by federal taxing authorities. If an examination results in a change to taxable income, the income tax reported by the members may also change. The tax bases in the Company's assets and liabilities were in excess of the amounts reported in the accompanying consolidated financial statements by $7,754,000 and $13,027,000 at December 31, 1996 and 1995, respectively. Taxable income was in excess of net income reported in the accompanying consolidated statements of operations for all periods presented.

Redeemable Ownership Interests

The Company is obligated to repurchase ownership interests held by certain employees in the event of their termination at a price equal to the then fair market value, based on an independent appraisal. The fair value of such ownership interests is reported outside of members' equity in the accompanying consolidated balance sheets for all periods presented. The ownership interests issued to employees pursuant to employment contracts is recorded as deferred compensation in the accompanying consolidated balance sheets and expensed at fair market value over the vesting period (see Note 8).

In addition, certain individuals obtained ownership interests in the Company or its subsidiaries prior to becoming employees of the Company. Upon becoming an employee, each individual entered into an employment agreement which includes, among other things, a put/call provision in the event of the employee's termination at a price equal to the then fair market value, based on an independent appraisal. These individuals became employees of the Company between October 1, 1995, and January 1, 1996, and held ownership interests in the Company totaling 5.1% as of December 31, 1996 and 1995. The fair value of these ownership interests of $16,391,000 and $13,516,000 has also been classified outside of members' equity in the accompanying consolidated balance sheets as of December 31, 1996 and 1995, respectively.

Capital Distributions

The New Senior Notes and the Senior Secured Credit Facility contain covenants that limit capital distributions to the members. Capital distributions to the members are to be based upon taxable income and the federal and state corporate statutory tax rates in effect. Such distributions are to be paid quarterly based upon estimated taxable income. After filing by the Company and its subsidiaries of their annual tax returns, each member is to reimburse the Company for overpayments of capital distributions or the Company is to withhold such amounts from future distributions to the members.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," management continually evaluates whether events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Based on management's evaluations, no significant impairments of long-lived assets have occurred during the three years ended December 31, 1996.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Prior Year Reclassifications

Certain prior year balances have been reclassified to conform with the current year presentation.

3. CONSOLIDATED STATEMENTS OF CASH FLOWS

Non-cash investing and financing activities consist of the following:

         Purchases of property and equipment financed through payables totaled $0, $17,833,000 and $31,115,000 for the years ended December 31, 1996,
         1995 and 1994, respectively.

         A capital contribution of $1,150,000 was made through the issuance of a contribution receivable during the year ended December 31, 1995. The Company received land in satisfaction of the receivable during 1996.

         Distributions totaling $1,857,000, which were accrued at December 31, 1995, were paid during 1996. Additionally, in 1995, the Company recorded a payable for the purchase of an employee's ownership in the Company in the amount of $3,306,000 of which $1,653,000 is included in current maturities of long-term debt and $1,653,000 is included in long-term debt as of December 31, 1995.

The net change in assets and liabilities consists of the following (in thousands):


                                                    Year Ended December 31,
                                               --------------------------------
                                                 1996        1995         1994
                                               -------     --------     -------
(Increase) decrease in assets:
    Accounts receivable                        $(7,207)    $ (6,327)    $(1,543)
    Inventories                                     46         (142)     (1,339)
    Prepaid expenses and other                    (281)        (335)     (1,069)
    Preopening expenses                             --       (3,202)     (8,879)
Increase (decrease) in liabilities:
    Accounts payable                              (726)         (24)      1,689
    Accrued expenses and other                    (222)      14,574       9,657
                                               -------     --------     -------
                                               $(8,390)    $  4,544     $(1,484)
                                               =======     ========     =======

Cash payments made for interest, excluding amounts capitalized, totaled $24,799,000, $19,848,000 and $3,619,000 for the years ended December 31, 1996,
1995 and 1994, respectively.

4. ACCRUED EXPENSES AND OTHER

Accrued expenses and other consist of the following (in thousands):

                                                                   December 31,
                                                              ---------------------
                                                                1996          1995
                                                              -------       -------
         Payroll and related tax liabilities                  $ 2,811       $ 2,056
         Vacation and other employee benefits                   3,969         3,060
         Accrued interest                                       5,283         5,116
         Gaming, sales, use and property taxes                  2,400         3,417
         Progressive slot and slot club liabilities             4,325         4,053
         Other accrued expenses                                 4,963         7,611
                                                              -------       -------
                                                              $23,751       $25,313
                                                              =======       =======

5. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                              December 31,
                                                                        ------------------------
                                                                          1996            1995
                                                                        --------       ---------
        Senior Secured Credit Facility; variable interest at LIBOR plus 3%; due in semi-annual installments
           with remaining balance due September 30, 1999                $ 79,303       $  93,185

        12.75% Senior Notes (effective interest rate of
           approximately 13.01%), due September 30, 2000,
           net of unamortized discount of $2,272 and $1,900              147,728          98,100

        Notes Payable, interest ranging from 6% to
           9%, due in various installments through
           January 1999                                                    5,677           6,318
                                                                        --------       ---------
                                                                         232,708         197,603

        Less:  current maturities                                        (11,060)        (10,747)
                                                                        --------       ---------

                                                                        $221,648       $ 186,856
                                                                        ========       =========

In April 1994, Horseshoe Riverboat Casinos, LLC ("HRC"), which was owned 50% by HE and 50% by RPG, completed a private placement of debt securities which were used for the construction of the Horseshoe Bossier City and the Horseshoe Casino Center. The total amount of Senior Notes and Subordinated Notes (collectively, the "Old Notes") issued by HRC was $38,000,000 and $32,000,000, respectively, and was loaned to HE and RPG on identical terms. These notes were retired in October 1995 with the proceeds from the New Senior Notes and Senior Secured Credit Facility (see discussion below).

The Old Notes carried warrants to purchase partnership interests in RPG and NGCP. The value of these warrants on the date of issue, based on independent appraisal, was recorded as a discount against the face value of the Old Notes with a corresponding credit to members' equity. Certain of the warrant holders exercised such warrants and exchanged their newly issued partnership interests for membership interests in the Company. The remaining warrants were exchanged for warrants to purchase an approximate aggregate 7.01% membership interest in the Company. Upon exercise of the warrants, the Company shall distribute to HGI the amounts received with respect thereto. HGI shall reduce its membership interest in the Company by an amount equal to the membership interest in the Company acquired by the warrant holders upon exercise thereof.

The Old Notes were secured by HE and RPG's land, buildings and certain personal property. Mr. Binion personally guaranteed the repayment of $10,000,000 of the Senior Notes payable. All of the partners in RPG and all of the partners of NGCP pledged their individual partnership interests as guarantees for payment of the Old Notes.

On October 10, 1995, the Company retired the Old Notes, the senior vessel financing and certain notes payable to affiliates with a portion of the proceeds from a $150,000,000 Senior Secured Credit Facility due September 30, 1999 (the "Credit Facility") and a private placement of $100,000,000 of 12.75% senior notes (with an effective interest rate of approximately 13.01%) due September 30, 2000 (the "New Senior Notes"). The senior equipment financing was retired in December 1995. An extraordinary loss on early retirement of debt of $7,179,000 was recognized in 1995 for prepayment penalties and the write-off of the unamortized discounts and deferred finance charges.

The commitment fee for the Credit Facility was $1,200,000, and at closing the Company issued notes totaling $93,185,000. The Company may issue additional notes under the Credit Facility of up to $6,815,000 through September 30, 1999. Notes issued under the first $100,000,000 of the Credit Facility bear interest at six-month LIBOR plus 3.0% and require 5% of the outstanding principal balance to be repaid semi-annually.

The Credit Facility and the related interest are guaranteed unconditionally by RPG and are secured by a first pledge of the Company's ownership interest in all present and future subsidiaries with the exception of NGCP's ownership interest in HE. The Credit Facility is also secured by (i) a first lien position on substantially all of the assets of Horseshoe Casino Center other than certain gaming equipment; (ii) a first lien position on all intercompany notes received by the Company from its subsidiaries, in each case secured by a first lien on the casino and real property of each subsidiary; (iii) a first lien on substantially all of the assets of HIND, excluding equipment; and (iv) a first pledge of the minority interest in all present and future subsidiaries owned by Mr. Binion and certain affiliates of Mr. Binion. In addition, Mr. Binion personally guaranteed the repayment of $8,250,000 of the Credit Facility.

The New Senior Notes were issued at 98% of par value and included warrants to purchase an additional $50,000,000 of New Senior Notes at a price of 98.15% of par value. These warrants were exercised on April 10, 1996, and the Company received proceeds of $49,073,000. The New Senior Notes and the related interest are guaranteed unconditionally by RPG and are secured by a second pledge of the Company's ownership interest in all present and future subsidiaries with the exception of NGCP's ownership interest in HE. The New Senior Notes are also secured by (i) a second lien position on substantially all of the assets of Horseshoe Casino Center other than certain gaming equipment;
(ii) a second lien position on all intercompany notes received by the Company from its subsidiaries, in each case secured by a second lien on the casino and real property of each subsidiary; and (iii) a second pledge of the minority interest in all present and future subsidiaries owned by Mr. Binion and certain affiliates of Mr. Binion.

The New Senior Notes and the Credit Facility contain covenants that, among other things, (i) limit the amount of additional indebtedness which may be incurred by the Company and its subsidiaries; (ii) prohibit any consolidation or merger of the Company or its subsidiaries with an affiliate or third party, any sale of substantially all of the Company or its subsidiaries' assets, or any payment of subordinated indebtedness prior to its scheduled maturity; and (iii) require the Company and its subsidiaries to invest excess funds in cash equivalents, as defined, and government securities with a maturity of one year or less.

The New Senior Notes are not redeemable prior to September 30, 1999, except prior to September 30, 1998, the Company may redeem up to 35% of the aggregate principal amount at 110% of the par value with the net cash proceeds of a public offering of the Company's stock. In addition, the Credit Facility may be repaid at 101% of par value prior to September 30, 1998.

The excess proceeds from the New Senior Notes and the Credit Facility of approximately $31,100,000, as well as the $49,073,000 of proceeds received on April 10, 1996, were placed in an escrow account to be used solely for the expansion of the Company's existing facilities, development of new casinos and retirement of debt.

As of December 31, 1996, the five year maturities for long-term debt are as follows (in thousands):

                  1997                                             $ 11,060
                  1998                                                8,153
                  1999                                               65,767
                  2000                                              150,000
                  2001                                                   --
                                                                   --------
                                                                    234,980
                  Less unamortized discount                          (2,272)
                                                                   --------
                                                                   $232,708
                                                                   ========

As of December 31, 1996 and 1995, the fair market value of the New Senior Notes, based on quoted market prices was $162,750,000 and $99,125,000, respectively. The fair market value of the Company's other long-term debt approximated its carrying value as of December 31, 1996 and 1995, based on the borrowing rates currently available for debt with similar terms.

6. TRANSACTIONS WITH RELATED PARTIES

On the inception date of NGCP and RPG (February 4, 1993, and June 7, 1993, respectively), the partners were required to make capital contributions of $4,000,000 and $3,000,000, respectively. Such contributions were not paid in cash until 1994; therefore, a contributions receivable was recorded for the required contributions. The contributions receivable earned interest at an annual rate of 10% until paid. The related interest receivable balance was $0 and $305,000 as of December 31, 1996 and 1995, respectively.

Mr. Binion has provided services pursuing, developing and managing gaming operations for the Company and its subsidiaries. Mr. Binion has not been compensated for his services in the past nor is there an existing employment agreement providing for Mr. Binion to receive compensation for his services in the future; however, the Company and Mr. Binion may enter into such an employment agreement during 1997.

KII-Pasadena, Inc., which is owned by two individuals that became executive officers of HGI on January 1, 1996, has acted on behalf of the Company as developer for the Horseshoe Bossier City and the Horseshoe Casino Center and has provided consulting services to the Company related to pursuing new gaming developments. Total fees paid to KII-Pasadena, Inc. for such services were $0, $660,000 and $460,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Additionally, one of the placement agents for the New Senior Notes and Credit Facility discussed in Note 5 agreed to pay the principals of KII-Pasadena, Inc. a finders' fee equal to 30% of the net fees, commissions and other compensation received, or to be received, by the placement agent for its services related to these financing transactions. The total fees paid to KII-Pasadena, Inc., or its principals, by the placement agent was $260,000 and $891,000 during the years ended December 31, 1996 and 1995, respectively.

The principals of the placement agent referred to above own approximately 3.9% of the Company and are expected to own interests in certain of the Company's proposed casino developments in new jurisdictions. In connection with the sale of the New Senior Notes and the arrangement of the Credit Facility, the Company paid fees to the placement agent of $3,210,000 and indemnified the placement agent and its principals against certain liabilities, including liabilities under the Securities Act of 1933. In connection with the exercise of the warrants to purchase an additional $50,000,000 of New Senior Notes, the Company paid fees to the placement agent of $981,000. These fees were recorded as deferred finance charges in the accompanying financial statements. Additional fees were paid to the placement agent during 1996 for various financial advisory services totaling $510,000.

Included in other assets in the accompanying consolidated balance sheets are notes receivable from employees with ownership interests in the Company and limited partners of HE totaling $3,734,000 and $1,175,000 as of December 31, 1996 and 1995, respectively. The notes to employees are secured by their ownership interests in the Company, and the notes to the limited partners are secured by their ownership interests in HE. The notes have various due dates ranging from February 1998 through October 1999 and interest rates ranging from 7% to 10%.

In November 1995, HE canceled a legal service retainer agreement it had entered into in 1993 with an individual for a one-time fee of $600,000, which is included in general and administrative expenses in 1995. Two relatives of such individual are limited partners in HE, holding an aggregate ownership interest of 5.08%. The original agreement covered legal services for a period of five years commencing December 1, 1993, and ending November 30, 1998, and required sixty monthly payments of $16,667. The amounts paid under this contract for legal services amounted to $0, $167,000 and $200,000 for the years ended December 31, 1996, 1995 and 1994. HE has no further obligations under the legal service retainer agreement.

During the years ended December 31, 1996, 1995 and 1994, there were numerous transactions with parties affiliated with the Company. These transactions included, but are not limited to, payments for consulting fees, various operating expenses and other items. The total amount of such expenditures for the years ended December 31, 1996, 1995 and 1994 were $3,267,000, $9,133,000 and $2,338,000, respectively.

7. GAIN ON SALE OF LAND

The Company, through its subsidiary RPG, acquired land for the development of the Horseshoe Casino Center in 1993 for approximately $4,696,000. The funds to purchase the land were loaned to the Company directly and indirectly by Mr. Binion. RPG's partnership agreement required that any gain from the sale of this land be distributed to certain of the original limited partners of RPG. Such limited partners are affiliates of Mr. Binion and have subsequently exchanged their partnership interests in RPG for ownership interests in the Company in connection with the roll-up transaction discussed in Note 1.

In June 1994, RPG sold a portion of the land and recognized a gain of $5,242,000. Of this gain, $3,155,000 was distributed to the original limited partners of RPG in cash, and $2,087,000 was distributed in the form of a note. Since not all of the Company's members received the benefit of the gain on sale, such gain is included in minority interest in (income) loss of subsidiaries in the accompanying consolidated statements of operations for the year ended December 31, 1994. The remaining land, which had a net book value of $1,058,000, was transferred to RPG's original limited partners on October 20, 1995.

8. EMPLOYEE COMPENSATION AND BENEFITS

Employment Agreements

During 1994, HE and RPG entered into employment agreements with certain key employees that provide certain benefits in the event such employees are terminated. These employees also received ownership interests in NGCP and RPG, which were subsequently exchanged for membership interests in the Company and vest over the terms specified in the various employment agreements, which is generally five years. These employment agreements include a put/call provision which if exercised by the employee would require the Company to repurchase these ownership interests in the event of termination at the then fair market value based on an independent appraisal. Accordingly, these compensation agreements are accounted for asvariable stock purchase plans. Compensation expense is recorded each period equal to the change in the fair market value of ownership interests issued pursuant to these agreements.

During the fourth quarter of 1995, certain employees of HGI received ownership interests in the Company, vesting generally over three years, pursuant to similar employment agreements which also include put/call provisions in the event of termination. As stated in Note 1, the Company is required to reimburse HGI for all expenses incurred related to the operations of the Company and would be required to fund any repurchase of HGI employees' ownership interests in the Company, pursuant to these employment agreements. Accordingly, the deferred compensation and related compensation expense associated with the HGI employees are included in the accompanying consolidated financial statements of the Company.

The total ownership interest in the Company issued to employees pursuant to such employment agreements was 4.0% and 3.8% as of December 31, 1996 and 1995, respectively, of which 2.4% and 1.5% was vested as of December 31, 1996 and 1995, respectively. The amount of compensation expense recorded in the accompanying consolidated statements of operations related to these ownership interests was $4,340,000, $6,272,000 and $1,514,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

During September 1995, one of the HE employees who had entered into an employment agreement during 1993 resigned from HE. Pursuant to a settlement agreement with the employee, HE agreed to pay severance benefits of $230,000 which was expensed in 1995. In addition, the Company agreed to acquire the employee's vested ownership interest in the Company of .95% for $3,306,000 based on an independent appraisal, which is included in the 1995 compensation expense amount discussed above. Such amount is payable in two equal installments on April 1, 1996 and 1997, and bears interest at 9%.

 401(k) Savings Plan

Effective January 1, 1995, a 401(k) savings plan was established at RPG whereby eligible employees may contribute up to 15% of their salary. An identical 401(k) savings plan was established on January 1, 1996 for employees of the Company and its subsidiaries other than RPG. The Company matches 50% of the employees' contributions up to a maximum of 6% of their salary, and the employees vest in the matching contribution over six years. Employees are eligible to participate in the plan on the first day of the next calendar quarter following six months of service. The Company's matching contributions were $667,000 and $158,000 for the year ended December 31, 1996 and 1995, respectively.

9. COMMITMENTS AND CONTINGENCIES

Litigation

The Company and its subsidiaries, during the normal course of operating its business, become engaged in various litigation. In the opinion of the Company's management, the ultimate disposition of such litigation will not have a material impact on the Company's operations.

Minority Interest Purchase Commitments

In February 1996, NGCP entered into an option agreement to purchase an additional 1% limited partnership interest in HE for $1,541,000, of which approximately $514,000 was paid at closing. The option expires on December 31, 1997. In September 1996, NGCP loaned the limited partner $900,000, which is included in other assets in the accompanying consolidated balance sheet as of December 31, 1996. The note, including interest at 7%, is due December 31, 1998.

Effective December 31, 1995, NGCP purchased a 2.92% limited partnership interest in HE for $4,473,000, of which $1,473,000 was paid at closing during January 1996, with the remaining $3,000,000 evidenced by a 6% per annum promissory note, payable in three annual installments of $1,000,000, plus accrued interest, beginning January 2, 1997. The limited partner agreed to remit to HE approximately $123,000, which was equal to his negative capital balance at the time of closing. The purchase agreement allocated $2,384,000 of the purchase price to a non-compete agreement with the remaining $2,089,000 allocated to the purchase of the limited partner's interest. The asset related to the non-compete agreement is being amortized over the life of the agreement (three years). The purchase price of the limited partnership interest is included in goodwill and is being amortized over an estimated benefit period of approximately 25 years. The Company has agreed to pay additional consideration of up to $500,000 a year for three years based on certain earnings criteria which will be added to the purchase price and amortized accordingly. At December 31, 1996, the earnings criteria were met and additional consideration of $500,000 was recorded. $267,000 of the additional consideration was allocated to the non-compete agreement, and the remaining $233,000 was allocated to goodwill. The unamortized balance of the non-compete agreement is included in other assets in the accompanying consolidated balance sheets and was $2,384,000 and $1,584,000 as of December 31, 1996 and 1995, respectively.

The Company is also required to purchase the minority ownership interests in any new projects developed by Horseshoe Ventures following 36 months of operations. The purchase price is to be based on earnings during the 36-month period and is payable in cash or ownership interests in the Company.

Construction Commitments

The Company is currently expanding both of its existing casino properties, which are expected to be completed during the fourth quarter of 1997 at a total estimated cost of $280,000,000. As of December 31, 1996, the total amount incurred was $59,603,000, of which $20,959,000 had been placed in service as of December 31, 1996.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of New Gaming Capital Partnership:

We have audited the accompanying consolidated balance sheets of New Gaming Capital Partnership (a Nevada partnership) and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Gaming Capital Partnership and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                             ARTHUR ANDERSEN LLP

Las Vegas, Nevada,
 March 4, 1997.

                  NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  December 31,
                                                            ----------------------
                                                               1996         1995
                                                            ---------    ---------
                                     ASSETS
Current Assets:
    Cash and cash equivalents                               $  14,913    $  27,025
    Accounts receivable, net of allowance for doubtful
       accounts of $803 and $1,407                              1,901        1,825
    Inventories                                                   957        1,063
    Prepaid expenses and other                                  1,102        1,225
                                                            ---------    ---------
                 Total current assets                          18,873       31,138
                                                            ---------    ---------
Property and Equipment:
    Land                                                        6,115        4,215
    Buildings, boat and improvements                           71,554       50,678
    Furniture, fixtures and equipment                          24,125       19,403
    Less: accumulated depreciation                            (15,028)      (8,247)
                                                            ---------    ---------
                                                               86,766       66,049
    Construction in progress                                   18,482        8,889
                                                            ---------    ---------
                 Net property and equipment                   105,248       74,938
                                                            ---------    ---------
Other Assets:
    Goodwill, net                                              18,788       19,341
    Other                                                      11,269        8,314
                                                            ---------    ---------
                                                            $ 154,178    $ 133,731
                                                            =========    =========

                        LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities:
    Current maturities of long-term debt                    $  11,854    $   7,320
    Accounts payable                                            1,882        1,239
    Due to affiliates                                           2,536        5,596
    Construction payables                                       7,161        3,200
    Accrued expenses and other                                  8,373       12,398
                                                            ---------    ---------
                 Total current liabilities                     31,806       29,753

Long-term Debt, less current maturities                        97,837       70,692

Minority Interest                                                (827)      (1,128)

Commitments and Contingencies (Notes 7 and 8)

Partners' Capital                                              25,362       34,414
                                                            ---------    ---------
                                                            $ 154,178    $ 133,731
                                                            =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                      Year ended December 31,
                                                ----------------------------------
                                                   1996         1995        1994
                                                ---------    ---------    --------
Revenues:
    Casino                                      $ 166,768    $ 151,210    $ 59,230
    Food and beverage                              15,573       14,618       5,879
    Hotel                                           4,431        4,197       1,830
    Other                                           1,650        1,863         881
                                                ---------    ---------    --------
                                                  188,422      171,888      67,820
    Promotional allowances                        (13,559)     (11,106)     (4,417)
                                                ---------    ---------    --------
       Net revenues                               174,863      160,782      63,403
                                                ---------    ---------    --------

Expenses:
    Casino                                         89,713       78,071      24,339
    Food and beverage                               8,484        9,246       3,167
    Hotel                                           3,429        3,600       1,144
    Other                                             597        1,035         676
    General and administrative                     31,090       26,402      16,468
    Development                                       500           --          --
    Depreciation and amortization                   8,855        6,162       2,433
    Preopening                                         --           --       6,665
                                                ---------    ---------    --------
       Total                                      142,668      124,516      54,892
                                                ---------    ---------    --------
Operating Income                                   32,195       36,266       8,511
                                                ---------    ---------    --------

Other Income (Expense):
    Interest expense                              (11,436)     (10,235)     (4,939)
    Interest income                                   867          664         142
    Other, net                                        418           --          --
    Minority interest in income of subsidiary      (1,861)      (2,580)       (442)
                                                ---------    ---------    --------

Income Before Extraordinary Loss
    on Early Retirement of Debt                    20,183       24,115       3,272

Extraordinary Loss on Early Retirement
    of Debt                                            --       (4,081)         --
                                                ---------    ---------    --------

Net Income                                      $  20,183    $  20,034    $  3,272
                                                =========    =========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                  Partners'    Contributions
                                                   Capital       Receivable        Total
                                                  --------     -------------     --------
Balance at December 31, 1993                      $     13         $(500)        $   (487)

Net income                                           3,272            --            3,272
Collection of contributions receivable                  --           500              500
Contributions                                        4,739            --            4,739
Distributions                                       (4,369)           --           (4,369)
Warrants and partnership interests
    issued in conjunction with senior
    and subordinated notes (Note 5)                  2,867            --            2,867
                                                  --------         -----         --------

Balance at December 31, 1994                         6,522            --            6,522

Net income                                          20,034            --           20,034
Contributions                                          123            --              123
Distributions:
    Cash                                            (8,137)           --           (8,137)
    Payable (Note 2)                                (1,857)           --           (1,857)
Step-up in basis of assets due to purchase
    of minority interest                            17,729            --           17,729
                                                  --------         -----         --------

Balance at December 31, 1995                        34,414            --           34,414

Net income                                          20,183            --           20,183
Distributions                                      (29,235)           --          (29,235)
                                                  --------         -----         --------

Balance at December 31, 1996                      $ 25,362         $  --         $ 25,362
                                                  ========         =====         ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  Year Ended December 31,
                                                             --------------------------------
                                                               1996        1995        1994
                                                             --------    --------    --------
Cash flows from operating activities:
    Net income                                               $ 20,183    $ 20,034    $  3,272
    Adjustments to reconcile net income
       to net cash provided by operating activities:
          Minority interest in income of subsidiary             1,861       2,580         442
          Depreciation and amortization                         8,855       6,162       2,433
          Provision for doubtful accounts                         987         930         477
          Amortization of debt discounts,
            deferred finance costs and other                      708       3,171       2,364
          Gain on land held for sale                              (96)         --          --
          Extraordinary loss on early retirement of debt           --       4,081          --
          Preopening expenses                                      --          --       6,665
          Change in assets and liabilities                     (2,359)      2,144        (516)
                                                             --------    --------    --------
                 Net cash provided by operating activities     30,139      39,102      15,137
                                                             --------    --------    --------

Cash flows from investing activities:
    Purchase of property and equipment                        (37,326)    (13,788)    (43,154)
    Increase (decrease) in construction payables                3,961         (84)      3,284
    Deferred license fee                                           --          --      (1,000)
    Sale of land held for sale                                  1,440          --          --
    Purchase of land held for sale                                 --      (1,344)         --
    Increase in other assets                                   (4,379)     (4,895)       (662)
                                                             --------    --------    --------
                 Net cash used in investing activities        (36,304)    (20,111)    (41,532)
                                                             --------    --------    --------

Cash flows from financing activities:
    Proceeds from debt and warrants                            40,000      81,600      49,597
    Payments on debt                                           (8,821)    (70,925)    (11,821)
    Capital contributions                                          --         123       5,239
    Capital distributions                                     (31,092)     (8,137)     (4,369)
    Distributions to minority interests                        (1,560)     (3,460)       (660)
    Increase (decrease) in due to affiliates                   (3,128)       (259)      2,214
    Debt issue costs                                           (1,346)     (2,524)     (2,189)
                                                             --------    --------    --------
                 Net cash (used in) provided by
                     financing activities                      (5,947)     (3,582)     38,011
                                                             --------    --------    --------

Net change in cash and cash equivalents                       (12,112)     15,409      11,616
Cash and cash equivalents, beginning of period                 27,025      11,616          --
                                                             --------    --------    --------
Cash and cash equivalents, end of period                     $ 14,913    $ 27,025    $ 11,616
                                                             ========    ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND BASIS OF PRESENTATION

New Gaming Capital Partnership (the "Partnership") was formed as a Nevada limited partnership on February 4, 1993. The Partnership is 100% owned, directly and indirectly, by Horseshoe Gaming, L.L.C. ("Gaming"), and is the 89% general partner of Horseshoe Entertainment, L.P. ("HE"), a Louisiana limited partnership, which owns and operates the Horseshoe Bossier City (the "Casino"), a dockside riverboat casino located in Bossier City, Louisiana. The minority interest amounts in the accompanying consolidated financial statements represent the 11% of HE owned by limited partners. Effective December 31, 1995, the Partnership purchased a 2.92% limited partnership interest from one of the minority owners (see Note 8). HE also leased and operated the Le Bossier Hotel (the "Le Bossier"), a 201 room hotel located approximately five miles from the Casino in Bossier City, before purchasing it in March 1996. HE was formed on February 4, 1993, the Le Bossier opened in May 1994 and the Casino opened on July 9, 1994. Consistent with Louisiana state law, the gaming license granted to HE is for a five year period, after which it may be renewed.

On October 1, 1995, Gaming completed a roll-up transaction which resulted in the acquisition by Gaming of approximately 15% of the Partnership's ownership interests (the "Roll-up"). The total cost of the Partnership interests purchased by Gaming , based on the fair value of the ownership interests in Gaming exchanged, was $17,729,000, of which $149,000 was allocated to land, $154,000 was allocated to gaming licenses and $17,426,000 was allocated to goodwill. The purchase price allocation was based on an independent appraisal of the individual assets, and these amounts were pushed down to the accompanying financial statements of the Partnership.

The gaming license will be amortized over its remaining term, which is approximately two and one-half years. Goodwill, which represents various intangibles with indeterminate values, will be amortized on a straight-line basis over 25 years, which management estimates is the related benefit period (see discussion of the Company's accounting policy for long-lived assets below). Management intends to regularly evaluate whether or not the future undiscounted cash flows of the Partnership are sufficient to recover the carrying amount of the goodwill associated with each entity. Additionally, management continually monitors such factors as the status of new or proposed legislation, the competitive environment and the general economic conditions of the market in which it operates. If the undiscounted cash flows are not sufficient to recover the carrying amount of goodwill and, accordingly, an impairment has occurred, management intends to write down the carrying amount of goodwill to its estimated fair value based on discounted cash flows. The amount of amortization expense recorded in the year ended December 31, 1996, and for the three months in 1995 following the roll-up transaction was $748,000 and $187,000, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Partnership and HE. All significant intercompany accounts and transactions have been eliminated.

Casino Revenues

In accordance with industry practice, casino revenues represent the net win from gaming activities, which is the difference between gaming wins and losses.

Casino Promotional Allowances

Casino promotional allowances consist primarily of the retail value of complimentary food and beverage, rooms and other services furnished to guests without charge. Such amounts are included in gross revenues and deducted as promotional allowances. The estimated costs of providing such complimentary services are substantially included in casino department expenses as follows (in thousands):

                                                    Year Ended December 31,
                                               ---------------------------------
                                                 1996         1995         1994
                                               -------       ------       ------
    Food and beverage                          $10,276       $6,921       $2,998
    Hotel                                        1,631        1,663          814
    Other operating expenses                       112           85           18
                                               -------       ------       ------
                                               $12,019       $8,669       $3,830
                                               =======       ======       ======

Inventories

Inventories are stated at the lower of cost, as determined on a first-in, first-out basis, or market value and consist primarily of food, beverage, retail merchandise, kitchen smallwares and employee wardrobe.

Property and Equipment

Property and equipment are stated at cost. The costs of normal repairs and maintenance are expensed as incurred while major expenditures that extend the useful lives of assets are capitalized.

Depreciation is provided for on the straight-line basis over the estimated useful lives or of the assets, as follows:

        Buildings, boat and improvements                     15 to 30 years
        Furniture, fixtures and equipment                     3 to 10 years

Capitalized Interest

The Partnership capitalizes interest for associated borrowing costs of major construction projects. Capitalization of interest ceases when the asset is substantially complete and ready for its intended use. Interest capitalized during the years ended December 31, 1996, 1995 and 1994, was $667,000, $0 and $1,709,000, respectively.

Development and Preopening Expenses

Until all necessary approvals to proceed with the development of a new casino project are obtained from the appropriate regulatory authorities, the related development costs are expensed as incurred. Preopening costs incurred after the receipt of necessary approvals are deferred as incurred and expensed upon the opening of the related casino. Preopening costs of $6,665,000 were expensed in connection with the opening of the Casino in July 1994.

Deferred Finance Charges

As of December 31, 1994, deferred finance charges, which are included in other assets, consisted of fees and expenses incurred to issue the Old Notes discussed in Note 5, including placement fees paid for by the issuance of ownership interests and warrants to purchase ownership interests (the "Equity Warrants") in the Partnership and Robinson Property Group, L.P. ("RPG"), an affiliate which owns and operates the Horseshoe Casino Center in Tunica County, Mississippi. The value of such ownership interests and Equity Warrants, based on independent appraisal, was recorded as deferred finance charges with a corresponding credit to partners' capital. These ownership interests and Equity Warrants were subsequently exchanged for ownership interests and warrants to purchase ownership interests in Gaming. These deferred finance charges were being amortized over the period from the initial funding of the debt through the latest date for repayment using the effective interest method. In October 1995, the Partnership wrote off the balance of unamortized deferred finance charges of $1,727,000 which is included in the extraordinary loss on early retirement of debt in the 1995 consolidated statement of operations.

The balance of deferred finance charges as of December 31, 1996 and 1995, was $3,005,000 and $2,367,000, respectively, and consists of fees and expenses incurred by Gaming to issue the New Senior Notes and to obtain the Senior Secured Credit Facility of which $75,000,000 was loaned to HE in 1995 as discussed in Note 5 and an additional $40,000,000 was loaned in 1996 for construction of a new hotel and completion of the parking garage. Accordingly, Gaming has charged HE a portion of the related finance charges. These deferred finance charges are being amortized from the initial funding date through the latest repayment date of September 30, 2000, using the effective interest method.

Cash and Cash Equivalents

Cash and cash equivalents include commercial paper, amounts held in mutual funds and other investments with original maturities of 90 days or less when purchased.

Advertising Costs

The Partnership expenses all costs associated with advertising as incurred, and such amounts are included in general and administrative expenses in the accompanying statements of operations.

Income Taxes

No provision is made in the accounts of the Partnership for federal and state income taxes, as such taxes are liabilities of the members of Gaming. The Partnership's income tax return and the amount of allocable taxable income are subject to examination by federal and state taxing authorities. If an examination results in a change to Partnership income, the income tax reported by the members of Gaming may also change. The tax bases in the Partnership's assets and liabilities were in excess of the amounts reported in the accompanying consolidated financial statements by $4,677,000 and $3,887,000 at December 31, 1996 and 1995, respectively. Taxable income was in excess of net income reported in the accompanying consolidated statements of operations for all periods presented.

Capital Distributions

The New Senior Notes and the Senior Secured Credit Facility contain covenants that limit capital distributions to the limited partners of HE equal to the limited partners' share of taxable income for each period. Such distributions are to be paid quarterly based upon estimated taxable income. Promptly after filing by HE of its annual tax returns, each limited partner of HE is to reimburse HE for overpayments of capital distributions or HE is to withhold such amounts from future distributions to the limited partners. Distributions to limited partners are a component of minority interest in the accompanying consolidated balance sheets. All required distributions to the limited partners for 1996, 1995 and 1994 were made in full prior to the end of each year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior year balances have been reclassified to conform with the current year presentation.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," management continually evaluates whether events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Based on management's evaluations, no significant impairments of long-lived assets have occurred during the three years in the period ended December 31, 1996.

3. CONSOLIDATED STATEMENTS OF CASH FLOWS

Non-cash financing and investing activities consist of the following:

         Ownership interests in HE valued at $378,000 were issued for payment of certain deferred offering costs as of December 31, 1994.

         Property and equipment was acquired through the issuance of debt totaling $0, $16,000 and $19,089,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

The net change in assets and liabilities consists of the following (in thousands):

                                                     Year Ended December 31,
                                                  -----------------------------
                                                    1996       1995       1994
                                                  -------    -------    -------
       (Increase) decrease in assets:
           Accounts receivable                    $(1,063)   $(1,849)   $(1,383)
           Inventories                                106        187     (1,250)
           Prepaid expenses and other                 123       (653)      (572)
           Preopening expenses                         --         --     (5,674)
       Increase (decrease) in liabilities:
           Accounts payable                           643     (1,828)     2,457
           Accrued expenses and other              (2,168)     7,957      4,602
           Deferred interest payable                   --     (1,670)     1,304
                                                  -------    -------    -------
                                                  $(2,359)   $ 2,144    $  (516)
                                                  =======    =======    =======

Cash payments made for interest, excluding amounts capitalized, totaled $10,530,000, $12,999,000 and $2,941,000 for the three years ended December 31,
1996, 1995 and 1994.

4. ACCRUED EXPENSES AND OTHER

Accrued expenses and other consists of the following (in thousands):

                                                                  December 31,
                                                             -------------------
                                                               1996        1995
                                                             -------     -------
        Payroll and related tax liabilities                  $ 1,479     $   974
        Vacation and other employee benefits                   2,173       2,202
        Accrued interest                                         181          --
        Gaming, sales, use and property taxes                  1,349       2,414
        Outstanding chip and token liabilities                   614         429
        Distributions payable                                     --       1,857
        Progressive slot and slot club liabilities             1,896       1,853
        Other accrued expenses                                   681       2,669
                                                             -------     -------

                                                             $ 8,373     $12,398
                                                             =======     =======

5. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                               December 31,
                                                                           ------------------
                                                                             1996       1995
                                                                           --------   -------
        13.31% Intercompany Note Payable, due in semi-annual
           installments of 5% of the outstanding balance with
           remaining balance due in full on September 30, 2000             $106,191   $75,000

        6% Promissory Note Payable, due in annual installments
           through January 1999 (see Note 8)                                  3,500     3,000

        Other                                                                    --        12
                                                                           --------   -------
                                                                            109,691    78,012
        Less:  current maturities                                           (11,854)   (7,320)
                                                                           --------   -------

                                                                           $ 97,837   $70,692
                                                                           ========   =======

In April 1994, Horseshoe Riverboat Casinos, LLC ("HRC"), which was owned 50% by HE and 50% by RPG, completed a private placement of debt securities which were used for the construction of the Horseshoe Bossier City and the Horseshoe Casino Center. The total amount of Senior Notes and Subordinated Notes (collectively, the "Old Notes") issued by HRC was $38,000,000 and $32,000,000, respectively, and was loaned to HE and RPG on identical terms. The Old Notes were retired in October 1995 with the proceeds from the New Senior Notes and Senior Secured Credit Facility (see discussion below).

The Old Notes carried warrants to purchase partnership interests in RPG and the Partnership. The value of these warrants on the date of issue, based on independent appraisal, was recorded as a discount against the face value of the Old Notes with a corresponding credit to partners' capital. Certain of the warrant holders exercised such warrants and exchanged their newly issued partnership interests for membership interests in Gaming. The remaining warrants were exchanged for new warrants to purchase an approximate aggregate membership interest in Gaming of 7.01%.

The Old Notes were secured by HE's land, buildings and certain personal property. Mr. Jack B. Binion ("Mr. Binion"), the Chief Executive Officer of Gaming, personally guaranteed the repayment of $10,000,000 of the Senior Notes payable.

On October 10, 1995, Gaming loaned HE $75,000,000 from a portion of the proceeds of a $150,000,000 Senior Secured Credit Facility due September 30, 1999 (the "Credit Facility") and a private placement of $100,000,000 of 12.75% Senior Notes due September 30, 2000 (the "New Senior Notes"), to retire substantially all of HE's existing debt. An extraordinary loss on early retirement of debt of $4,081,000 was recognized in 1995 for prepayment penalties and the write-off of the unamortized discounts and deferred finance charges.

The Credit Facility and the related interest are guaranteed unconditionally by RPG and are secured by a first pledge of Gaming's ownership interest in all present and future subsidiaries with the exception of the Partnership's ownership interest in HE. The Credit Facility is also secured by (i) a first lien position on substantially all of the assets of Horseshoe Casino Center other than certain gaming equipment; (ii) a first lien position on all intercompany notes received by Gaming from its subsidiaries, in each case secured by a first lien on the casino and real property of each subsidiary;
(iii) a first lien on substantially all of the assets of Horseshoe Casinos (Indiana), LLC, excluding equipment; and (iv) a first pledge of the minority interests in all present and future subsidiaries owned by Mr. Binion and certain affiliates of Mr. Binion. In addition, Mr. Binion personally guaranteed the repayment of $8,250,000 of the Credit Facility.

The New Senior Notes and the related interest are guaranteed unconditionally by RPG and are secured by a second pledge of Gaming's ownership interest in all present and future subsidiaries with the exception of the Partnership's ownership interest in HE. The New Senior Notes are also secured by (i) a second lien position on substantially all of the assets of Horseshoe Casino Center other than certain gaming equipment; (ii) a second lien position on all intercompany notes received by Gaming from its subsidiaries, in each case secured by a second lien on the casino and real property of each subsidiary; and
(iii) a second pledge of the minority interests in all present and future subsidiaries owned by Mr. Binion and certain affiliates of Mr. Binion.

The New Senior Notes and the Credit Facility contain covenants that, among other things, (i) limit the amount of additional indebtedness which may be incurred by Gaming and its subsidiaries; (ii) prohibit any consolidation or merger of Gaming or its subsidiaries with an affiliate or third party, any sale of substantially all of Gaming or its subsidiaries' assets, or any payment of subordinated indebtedness prior to its scheduled maturity; and (iii) require Gaming and its subsidiaries to invest excess funds in cash equivalents and government securities with a maturity of one year or less.

HE's new note with Gaming is $150,000,000, bears interest at 13.31% and requires that HE repay 5% of the outstanding balance of the note on a semi-annual basis. The new note can not be repaid prior to maturity, which is September 30, 2000. In January 1997 an additional $10,000,000 was loaned by Gaming to HE.

As of December 31, 1996, the maturities for long-term debt are $11,854,000
(1997), $10,344,000 (1998), $9,433,000 (1999) and $78,060,000 (2000).

6. TRANSACTIONS WITH AFFILIATES

During 1994, HRC advanced $2,214,000 in excess of HE's pre-established Senior and Subordinated Note payable borrowings which was repaid in early 1995. At December 31, 1996 and 1995, the due to affiliates balance relates primarily to costs and expenses of the Partnership and HE paid for by Gaming.

Initial funding to HE was provided by loans from affiliates of the Partnership. Such notes payable to affiliates accrued interest at 10% and had a scheduled maturity of April 15, 2004. The notes payable to affiliates, and the related deferred interest payable balances, were repaid in October 1995 with proceeds from the intercompany loan from Gaming discussed in Note 5.

On the inception date of HE (February 4, 1993), the partners were required to make capital contributions of $4,000,000. Such contributions were not paid in cash until 1994; therefore, a contributions receivable was recorded for the required contributions. The contributions receivable earned interest at an annual rate of 10% until paid. The related interest receivable balance as of December 31, 1994, was $478,000, which was repaid during 1995.

Included in other assets in the accompanying consolidated balance sheets are notes receivable from limited partners of HE totaling $1,969,000 and $527,000 as of December 31, 1996 and 1995, respectively. The notes are secured by their ownership interests in HE and are due in December 1998 with interest at 10%.

In November 1995, HE canceled a legal service retainer agreement it had entered into in 1993 with an individual for a one-time fee of $600,000 which is included in general and administrative expenses in 1995. Two relatives of such individual are limited partners in HE holding an aggregate ownership interest of 5.08%. The original agreement covered legal services for a period of five years commencing December 1, 1993, and ending November 30, 1998, and required sixty monthly payments of $16,667. The amounts paid under this contract for legal services amounted to $167,000 and $200,000 for the years ended December 31, 1995 and 1994, respectively. HE has no further obligations under the legal service retainer agreement.

During the years ended December 31, 1996, 1995 and 1994, there were numerous transactions with limited partners of HE, parties affiliated with the general and limited partners and other affiliates. These transactions included, but are not limited to, payments for consulting fees, expense reimbursements, various operating expenses and other items. The total amount of such expenditures for the years ended December 31, 1996, 1995 and 1994, were $7,848,000, $4,717,000 and $1,972,000, respectively.

7. EMPLOYEE COMPENSATION AND BENEFITS

Employment Agreements

During 1994, HE entered into employment agreements with certain key employees that provide certain benefits in the event such employees are terminated. These employees also received ownership interests in the Partnership, which were subsequently exchanged for membership interests in Gaming and vest over terms specified in the various employment agreements, which is generally five years. These employment agreements include a put/call provision which if exercised by the employee would require Gaming to repurchase these ownership interests in the event of termination at the then fair market value based on an independent appraisal. Accordingly, these compensation agreements are accounted for as variable stock purchase plans. Compensation expense is recorded each period equal to the change in the fair market value of ownership interests issued pursuant to these agreements. NGCP reimburses Gaming for the expense related to these ownership interests; therefore, there is no deferred compensation reported in the accompanying balance sheet at December 31, 1996.

The amount of compensation expense recorded in the accompanying consolidated statements of operations related to these ownership interests was $1,720,000, $3,547,000 and $1,477,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

During September 1995, one of the Partnership's employees who had entered into an employment agreement during 1993 resigned from the Partnership. Pursuant to a settlement agreement with the employee, the Partnership agreed to pay severance benefits of $230,000 which was expensed in 1995. In addition, Gaming agreed to acquire the employee's vested ownership interest in the Partnership for $3,306,000 based on an independent appraisal which is included in the 1995 compensation expense amount discussed above. Such amount is payable in two equal installments on April 1, 1996 and 1997, and bears interest at 9%.

401(k) Savings Plan

Effective January 1, 1996, a 401(k) savings plan was established whereby eligible employees of HE may contribute up to 15% of their salary. HE will match 50% of the employees' contributions up to a maximum of 6% of their salary. Employees vest in HE's matching contribution over six years. Employees are eligible to participate in the Plan on the first day of the next calendar quarter following six months of service. HE's matching contributions were $368,000 for the year ended December 31, 1996.

8. COMMITMENTS AND CONTINGENCIES

Litigation

The Partnership and its subsidiary, during the normal course of operating its business, become engaged in various litigation. In the opinion of the Partnership's management, the ultimate disposition of such litigation will not have a material impact on the Partnership's operations.

Minority Interest Purchase Commitment

In February 1996, the Partnership entered into an option agreement to purchase an additional 1% limited partnership interest in HE for $1,541,000, of which approximately $514,000 was paid at closing. The option expires on December 31, 1997. In September 1996, the Partnership loaned the limited partner $900,000, which is included in other assets in the accompanying consolidated balance sheet as of December 31, 1996. The note, including interest at 7%, is due on December 31, 1998.

Effective December 31, 1995, the Partnership purchased a 2.92% limited partnership interest in HE for $4,473,000, of which $1,473,000 was paid at closing during January 1996, with the remaining $3,000,000 evidenced by a 6% per annum promissory note, payable in three annual installments of $1,000,000, plus accrued interest, beginning January 2, 1997. The limited partner agreed to remit to the partnership approximately $123,000, which was equal to his negative capital balance at the time of closing. The purchase agreement allocated $2,384,000 of the purchase price to a non-compete agreement with the remaining $2,089,000 allocated to the purchase of the limited partner's interest. The asset related to the non-compete agreement is being amortized over the life of the agreement (three years). The purchase price of the limited partnership interest is included in goodwill and is being amortized over an estimated benefit period of approximately 25 years. The Partnership has agreed to pay additional consideration of up to $500,000 a year for three years based on certain earnings criteria. At December 31, 1996, the earnings criteria were met and additional consideration of $500,000 was recorded. $267,000 of the additional consideration was allocated to the non-compete agreement, and the remaining $233,000 was allocated to goodwill. The unamortized balance of the non-compete agreement is included in other assets in the accompanying consolidated balance sheets and was $2,384,000 and $1,584,000 as of December 31, 1996 and 1995, respectively.

Construction Commitments

The Partnership is currently expanding its casino and hotel facilities, which are expected to be completed during the fourth quarter of 1997 at a total estimated cost of $185,000,000. As of December 31, 1996, the total amount incurred was $39,441,000, of which $20,959,000 had been placed in service as of December 31, 1996.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of Robinson Property Group, L.P.:

We have audited the accompanying balance sheets of Robinson Property Group, L.P. (a Mississippi limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robinson Property Group, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                             ARTHUR ANDERSEN LLP

Las Vegas, Nevada,
  March 4, 1997.

                          ROBINSON PROPERTY GROUP, L.P.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                  December 31,
                                                            ----------------------
                                                               1996         1995
                                                            ---------    ---------
                                     ASSETS
Current Assets:
    Cash and cash equivalents                               $  22,858    $  32,706
    Accounts receivable, net of allowance for doubtful
       accounts of $2,649 and $1,256                            5,883        3,144
    Inventories                                                   478          418
    Prepaid expenses and other                                    275          166
                                                            ---------    ---------
                 Total current assets                          29,494       36,434
                                                            ---------    ---------
Property and Equipment:
    Land                                                        4,110        2,505
    Buildings, barge and improvements                          50,253       50,171
    Furniture, fixtures and equipment                          16,933       16,142
    Less: accumulated depreciation                            (11,370)      (5,390)
                                                            ---------    ---------
                                                               59,926       63,428
    Construction in progress                                   20,162          298
                                                            ---------    ---------
                 Net property and equipment                    80,088       63,726
                                                            ---------    ---------
Other Assets:
    Goodwill, net                                              20,438       21,299
    Other                                                       3,857        4,403
                                                            ---------    ---------
                                                            $ 133,877    $ 125,862
                                                            =========    =========

                        LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities:
    Accounts payable                                        $   1,274    $   2,671
    Construction payables                                       6,945           --
    Due to affiliates                                           1,736        4,710
    Accrued expenses and other                                  8,503        8,404
                                                            ---------    ---------
                 Total current liabilities                     18,458       15,785

Long-term Debt                                                 43,000       70,000

Commitments and Contingencies (Notes 8 and 9)

Partners' Capital                                              72,419       40,077
                                                            ---------    ---------
                                                            $ 133,877    $ 125,862
                                                            =========    =========


                     The accompanying notes are an integral
                       part of these financial statements.

                          ROBINSON PROPERTY GROUP, L.P.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                    Year Ended December 31,
                                              ---------------------------------
                                                 1996         1995        1994
                                              ---------    ---------    -------
Revenues:
    Casino                                    $ 150,711    $ 132,192    $    --
    Food and beverage                            11,374        9,681         --
    Hotel                                         3,488        3,092         --
    Other                                         2,769        2,229         --
                                              ---------    ---------    -------
                                                168,342      147,194         --
    Promotional allowances                      (11,474)      (9,591)        --
                                              ---------    ---------    -------
       Net revenues                             156,868      137,603         --
                                              ---------    ---------    -------

Expenses:
    Casino                                       72,695       55,228         --
    Food and beverage                             3,833        3,495         --
    Hotel                                         3,369        2,062         --
    Other                                           762          693         --
    General and administrative                   24,515       19,898      1,376
    Depreciation and amortization                 7,114        6,376         66
    Preopening expenses                              --        7,021         --
                                              ---------    ---------    -------
       Total                                    112,288       94,773      1,442
                                              ---------    ---------    -------
Operating Income (Loss)                          44,580       42,830     (1,442)
                                              ---------    ---------    -------

Other Income (Expense):
    Interest expense                             (6,190)      (8,381)    (1,770)
    Interest and other income                       797          445        302
    Gain on sale of land                             --           --      5,242
                                              ---------    ---------    -------

Income Before Extraordinary Loss on
    Early Retirement of Debt                     39,187       34,894      2,332

Extraordinary Loss on Early Retirement
    of Debt                                          --       (3,098)        --
                                              ---------    ---------    -------

Net Income                                    $  39,187    $  31,796    $ 2,332
                                              =========    =========    =======

                     The accompanying notes are an integral
                       part of these financial statements.

                          ROBINSON PROPERTY GROUP, L.P.
                    STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                   Partners'         Contributions
                                                   Capital             Receivable             Total
                                                   --------             -------             --------
Balance at December 31, 1993                       $  2,816             $(3,000)            $   (184)

Net income                                            2,332                  --                2,332
Collection of contributions receivable                   --               3,000                3,000
Distributions:
    Cash                                             (3,155)                 --               (3,155)
    Payable                                          (2,087)                 --               (2,087)
Warrants and partnership interests
    issued in conjunction with senior
    and subordinated notes (Note 5)                   1,507                  --                1,507
                                                   --------             -------             --------

Balance at December 31, 1994                          1,413                  --                1,413

Net income                                           31,796                  --               31,796
Contributions                                         1,150              (1,150)                  --
Distributions                                       (16,953)                 --              (16,953)
Step-up in basis of assets due to purchase
    of minority interest                             24,026                (205)              23,821
                                                   --------             -------             --------

Balance at December 31, 1995                         41,432              (1,355)              40,077

Net income                                           39,187                  --               39,187
Collection of contributions receivable                   --               1,355                1,355
Distributions                                        (8,200)                 --               (8,200)
                                                   --------             -------             --------

Balance at December 31, 1996                       $ 72,419             $    --             $ 72,419
                                                   ========             =======             ========

                     The accompanying notes are an integral
                       part of these financial statements.

                          ROBINSON PROPERTY GROUP, L.P.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                 Year Ended December 31,
                                                            --------------------------------
                                                              1996        1995        1994
                                                            --------    --------    --------
Cash flows from operating activities:
    Net income                                              $ 39,187    $ 31,796    $  2,332
    Adjustments to reconcile net income
       to net cash provided by (used in)
       operating activities:
           Depreciation and amortization                       7,114       6,376          66
           Amortization of debt discount,
              deferred finance charges and other                 482       2,931         651
           Gain on sale of land                                   --          --      (5,242)
           Provision for doubtful accounts                     3,401       1,256          --
           Preopening expenses                                    --       7,021          --
           Extraordinary loss on early retirement of debt         --       3,098          --
           Change in assets and liabilities                   (7,302)     (1,722)     (1,433)
                                                            --------    --------    --------
                 Net cash provided by (used in)
                     operating activities                     42,882      50,756      (3,626)
                                                            --------    --------    --------

Cash flows from investing activities:
    Purchases of property and equipment                      (21,007)     (1,690)    (25,813)
    Increase (decrease) in construction payables               6,945      (3,284)      3,284
    Proceeds from sale of land                                    --          --       8,595
    Increase in other assets                                    (257)     (1,411)       (252)
                                                            --------    --------    --------
                 Net cash used in investing activities       (14,319)     (6,385)    (14,186)
                                                            --------    --------    --------

Cash flows from financing activities:
    Proceeds from long-term debt                               5,000      72,987      35,856
    Payments on long-term debt                               (32,000)    (75,592)     (9,080)
    Capital contributions                                         --          --       3,000
    Capital distributions                                     (8,200)    (15,875)     (3,155)
    Increase (decrease) in due to affiliates                  (3,042)      2,204          --
    Debt issue costs                                            (169)     (2,355)     (1,843)
                                                            --------    --------    --------
                 Net cash (used in) provided by
                     financing activities                    (38,411)    (18,631)     24,778
                                                            --------    --------    --------

Net change in cash and cash equivalents                       (9,848)     25,740       6,966
Cash and cash equivalents, beginning of period                32,706       6,966          --
                                                            --------    --------    --------

Cash and cash equivalents, end of period                    $ 22,858    $ 32,706    $  6,966
                                                            ========    ========    ========

                     The accompanying notes are an integral
                       part of these financial statements.

                          ROBINSON PROPERTY GROUP, L.P.

                          NOTES TO FINANCIAL STATEMENTS


1. ORGANIZATION AND BASIS OF PRESENTATION

Robinson Property Group, L.P. (the "Partnership") was formed as a Mississippi limited partnership on June 7, 1993 and is 100% owned, directly and indirectly, by Horseshoe Gaming, L.L.C. ("Gaming"). The Partnership owns and operates the Horseshoe Casino Center (the "Casino"), a permanently moored vessel consisting of a casino and hotel located in Tunica County, Mississippi, which opened on February 13, 1995. Consistent with state law, the gaming license granted to the Partnership in the State of Mississippi is for a two year period and must be renewed. In February 1997, the Partnership renewed its license for an additional two year period.

On October 1, 1995, Gaming completed a roll-up transaction which resulted in the acquisition by Gaming of approximately 15% of the Partnership's ownership interest held by minority interests (the "Roll-up"). The total cost of the Partnership interests purchased by Gaming, based on the fair value of the ownership interests in Gaming exchanged, was $24,026,000, of which $2,231,000 was allocated to land, $76,000 was allocated to gaming licenses, $205,000 was allocated to contribution receivable and $21,514,000 was allocated to goodwill. The purchase price allocation was based on an independent appraisal of the individual assets, and these amounts were pushed down to the accompanying financial statements of the Partnership.

The gaming license was amortized over its initial remaining term, and at December 31, 1996 was fully amortized. Goodwill is amortized on a straight-line basis over 25 years, which management estimates is the related benefit period (see discussion of the Partnership's accounting policy for long-lived assets below). Management regularly evaluates whether or not the future undiscounted cash flows of the Partnership are sufficient to recover the carrying amount of the goodwill. Additionally, management continually monitors such factors as the status of new or proposed legislation, the competitive environment and the general economic conditions of the market in which it operates. If the estimated future undiscounted cash flows are not sufficient to recover the carrying amount of goodwill and accordingly, an impairment has occurred, management intends to write down the carrying amount of goodwill to its estimated fair value based on discounted cash flows. The amount of amortization expense for goodwill recorded in 1996 and for the three months in 1995 following the roll-up transaction was $861,000 and $215,000, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Casino Revenues

In accordance with industry practice, casino revenues represent the net win from gaming activities, which is the difference between gaming wins and losses.

Casino Promotional Allowances

Casino promotional allowances consist primarily of the retail value of complimentary food and beverage, rooms and other services furnished to guests without charge. Such amounts are included in gross revenues and deducted as promotional allowances. The estimated costs of providing such complimentary services, which are substantially included in casino department expenses, are as follows (in thousands):

                                                     Year Ended December 31,
                                                 -------------------------------
                                                   1996         1995       1994
                                                 -------      -------      -----
         Food and beverage                       $11,779      $10,244      $  --
         Hotel                                     1,403        1,002         --
         Other operating expenses                    507          401         --
                                                 -------      -------      -----
                                                 $13,689      $11,647      $  --
                                                 =======      =======      =====

Inventories

Inventories are stated at the lower of cost, as determined on a first-in, first-out basis, or market value and consist primarily of food, beverage and retail merchandise.

Property and Equipment

Property and equipment are stated at cost. The costs of normal repairs and maintenance are expensed as incurred while major expenditures that extend the useful lives of assets are capitalized.

Depreciation is provided for on a straight-line basis over the estimated useful lives as follows:

           Buildings, barge and improvements                   15 to 30 years
           Furniture, fixtures and equipment                    3 to 10 years

Capitalized Interest

The Partnership capitalizes interest for associated borrowing costs of major construction projects. Capitalization of interest ceases when the asset is substantially complete and ready for its intended use. Interest capitalized during the years ended December 31, 1996, 1995 and 1994 was $620,000, $651,000 and $1,886,000, respectively.

Development and Preopening Expenses

Until all necessary approvals to proceed with the development of a new casino project are obtained from the appropriate regulatory authorities, the related development costs are expensed as incurred. Preopening costs incurred after the receipt of necessary approvals are deferred as incurred and expensed upon the opening of the related casino. Preopening costs of $7,021,000 were expensed in connection with the opening of the Casino in February 1995.

Deferred Finance Charges

As of December 31, 1994, deferred finance charges, which are included in other assets, consisted of fees and expenses incurred to issue the Old Notes discussed in Note 5, including placement fees paid for by the issuance of ownership interests and warrants to purchase ownership interests (the "Equity Warrants") in the Partnership and New Gaming Capital Partnership ("NGCP"), an affiliate which owns 91.92% of Horseshoe Entertainment, L.P. ("HE"), which owns and operates the Horseshoe Bossier City in Bossier City, Louisiana. The value of such ownership interests and Equity Warrants, based on independent appraisal, was recorded as deferred finance charges with a corresponding credit to partners' capital. These ownership interests and Equity Warrants were subsequently exchanged for ownership interests and warrants to purchase ownership interests in Gaming. These deferred finance charges were being amortized over the period from the initial funding of the debt through the latest date for repayment using the effective interest method. In October 1995, the Partnership wrote off the balance of unamortized deferred finance charges of $1,455,000 which is included in the extraordinary loss on early retirement of debt in the 1995 statements of operations.

The balance of deferred finance charges as of December 31, 1996 and 1995, was $1,924,000 and $2,237,000, respectively, and consists of fees and expenses incurred by Gaming to issue the New Senior Notes and to obtain the Senior Secured Credit Facility of which $70,000,000 was loaned to the Partnership as discussed in Note 5. Accordingly, Gaming has charged the Partnership a portion of the related finance charges. These deferred finance charges are being amortized from the initial funding date through the required repayment date of September 30, 2000, using the straight-line method.

Cash and Cash Equivalents

Cash and cash equivalents include commercial paper, amounts held in mutual funds and other investments with original maturities of 90 days or less when purchased.

Advertising Costs

The Partnership expenses all costs associated with advertising as incurred, and such amounts are included in general and administrative expenses in the accompanying statements of operations.

Income Taxes

No provision is made in the accounts of the Partnership for federal and state income taxes, as such taxes are liabilities of the individual partners. The Partnership's income tax return and the amount of allocable taxable income are subject to examination by federal and state taxing authorities. If an examination results in a change to Partnership income, the income tax reported by the individual partners may also change. The tax bases in the Partnership's assets and liabilities were greater than the amounts reported in the accompanying financial statements by $3,077,000 and $9,140,000 at December 31, 1996 and 1995, respectively. In 1996, taxable income was less than net income reported in the accompanying statements of operations, and in 1995 and 1994, taxable income was in excess of net income reported in the accompanying statements of operations.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," management continually evaluates whether events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Based on management's evaluations, no significant impairments of long-lived assets have occurred during the three years ended December 31, 1996.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior year balances have been reclassified to conform with the current year presentation.

3. STATEMENTS OF CASH FLOWS

Non-cash financing and investing activities consist of the following:

         Ownership interests in the partnership valued at $317,000 were issued for payment of certain deferred offering costs as of December 31, 1994.

         Property and equipment was acquired through the issuance of debt totaling $0, $17,817,000 and $17,183,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

         A capital contribution of $1,150,000 was made through the issuance of a contribution receivable during the year ended December 31, 1995. The Partnership received land in satisfaction of the receivable during 1996.

The net change in assets and liabilities consists of the following (in thousands):

                                                      Year Ended December 31,
                                                  -----------------------------
                                                    1996       1995       1994
                                                  -------    -------    -------
(Increase) decrease in assets:
    Accounts receivable                           $(6,140)   $(4,400)   $    --
    Due from affiliates                                --      2,214         --
    Interest receivable - related party               305         32       (151)
    Inventories                                       (60)      (329)       (89)
    Prepaid expenses and other                       (109)       215     (2,595)
    Preopening expenses                                --     (3,202)    (3,205)
Increase (decrease) in liabilities:
    Accounts payable                               (1,397)     2,100     (1,064)
    Accrued expenses and other                         99      2,445      4,874
    Deferred interest payable - related party          --       (797)       797
                                                  -------    -------    -------
                                                  $(7,302)   $(1,722)   $(1,433)
                                                  =======    =======    =======

Cash payments for interest, excluding amounts capitalized, totaled $8,436,000, $8,271,000 and $678,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

4. ACCRUED EXPENSES AND OTHER

Accrued expenses and other consists of the following (in thousands):

                                                                  December 31,
                                                               -----------------
                                                                1996       1995
                                                               ------     ------
        Payroll and related tax liabilities                    $1,225     $1,082
        Vacation and other employee benefits                    1,793        858
        Accrued interest                                           --      2,122
        Gaming, sales, use and property taxes                   1,051      1,003
        Outstanding chip and token liabilities                    939        734
        Progressive slot and slot club liabilities              2,429      2,200
        Other accrued expenses                                  1,066        405
                                                               ------     ------
                                                               $8,503     $8,404
                                                               ======     ======

5. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                                             December 31,
                                                                                         ------------------
                                                                                           1996       1995
                                                                                         -------    -------
        13.31% Intercompany Note Payable, requiring the Partnership to apply
           100% of its available cash flow, as defined in the agreement, towards the outstanding principal balance with the balance due in full on
           September 30, 2000                                                            $43,000    $70,000

        Less:  current maturities                                                             --         --
                                                                                         -------    -------
                                                                                         $43,000    $70,000
                                                                                         -------    -------

In April 1994, Horseshoe Riverboat Casinos, LLC ("HRC"), which was owned 50% by the Partnership and 50% by HE, completed a private placement of debt securities which were used for the construction of the Horseshoe Bossier City and the Casino. The total amount of senior notes and subordinated notes (collectively, the "Old Notes") issued by HRC was $38,000,000 and $32,000,000, respectively, and was loaned to HE and the Partnership on identical terms. These notes were retired in October 1995 with the proceeds from the New Senior Notes and Senior Secured Credit Facility (see discussion following).

The Old Notes carried warrants to purchase partnership interests in the Partnership and NGCP. The value of these warrants on the date of issue, based on independent appraisal, was recorded as a discount against the face value of the Old Notes with a corresponding credit to partners' capital. Certain of the warrant holders exercised such warrants and exchanged their newly issued partnership interests for membership interests in Gaming. The remaining warrants were exchanged for new warrants to purchase an approximate aggregate membership interest in Gaming of 7.01%.

The Old Notes were secured by the Partnership's land, buildings and certain personal property. Mr. Jack B. Binion ("Mr. Binion"), the Chief Executive Officer of Gaming, personally guaranteed the repayment of $10,000,000 of the Senior Notes Payable.

On October 10, 1995, Gaming loaned the Partnership $70,000,000 from a portion of the proceeds of a $150,000,000 Senior Secured Credit Facility due September 30, 1999 (the "Credit Facility") and a private placement of $100,000,000 of 12.75% senior notes due September 30, 2000 (the "New Senior Notes"), to retire substantially all of the Partnership's existing debt. An extraordinary loss on early retirement of debt of $3,098,000 was recognized in 1995 for prepayment penalties and the write-off of the unamortized discounts and deferred finance charges.

The Credit Facility and the related interest are guaranteed unconditionally by the Partnership and are secured by a first pledge of Gaming's ownership interest in all present and future subsidiaries with the exception of NGCP's ownership interest in HE. The Credit Facility is also secured by (i) a first lien position on substantially all of the assets of the Casino other than certain gaming equipment; (ii) a first lien position on all intercompany notes received by Gaming from its subsidiaries, in each case secured by a first lien on the casino and real property of each subsidiary; (iii) a first lien on substantially all of the assets of Horseshoe Casinos (Indiana), LLC, excluding equipment; and (iv) a first pledge of the minority interests in all present and future subsidiaries owned by Mr. Binion and certain affiliates of Mr. Binion. In addition, Mr. Binion personally guaranteed the repayment of $8,250,000 of the Credit Facility.

The New Senior Notes and the related interest are guaranteed unconditionally by the Partnership and are secured by a second pledge of Gaming's ownership interest in all present and future subsidiaries with the exception of NGCP's ownership interest in HE. The New Senior Notes are also secured by (i) a second lien position on substantially all of the assets of the Casino other than certain gaming equipment; (ii) a second lien position on all intercompany notes received by Gaming from its subsidiaries, in each case secured by a second lien on the Casino and real property of each subsidiary; and (iii) a second pledge of the minority interests in all present and future subsidiaries owned by Mr. Binion and certain affiliates of Mr. Binion.

The New Senior Notes and the Credit Facility contain covenants that, among other things, (i) limit the amount of additional indebtedness which may be incurred by Gaming and its subsidiaries; (ii) prohibit any consolidation or merger of Gaming or its subsidiaries with an affiliate or third party, any sale of substantially all of Gaming or its subsidiaries' assets or any payment of subordinated indebtedness prior to its scheduled maturity; and (iii) require Gaming and its subsidiaries to invest excess funds in cash equivalents and government securities with a maturity of one year or less.

The Partnership's new intercompany note with Gaming bears interest at 13.31% and requires the Partnership to apply 100% of its available cash flow, as defined, towards the outstanding principal balance with the balance due in full on September 30, 2000. There are no material restrictions on the amount of cash or other assets which the Partnership may distribute to Gaming, and the Partnership may prepay the outstanding balance of the intercompany note at any time prior to maturity without premium or penalty. During 1996, the Partnership repaid $32,000,000 of the outstanding intercompany note and borrowed an additional $5,000,000. Management of the Partnership intends to reborrow additional amounts during 1997 for future capital expenditures; accordingly, as of December 31, 1996, no amounts have been classified as a current obligation. As of December 31, 1995, the balance of accrued interest payable to Gaming was $2,122,000 and was included in accrued expenses and other in the accompanying balance sheet. The Partnership had paid all accrued interest due to Gaming as of December 31, 1996.

6. GAIN ON SALE OF LAND

The Partnership acquired land for the development of the Casino in 1993 for $4,696,000. The funds to purchase the land were loaned to the Partnership directly and indirectly by Mr. Binion. The partnership agreement required that any gain from the sale of this land be distributed to certain of the original limited partners of the Partnership. Such limited partners are affiliates of Mr. Binion and have subsequently exchanged their partnership interests in the Partnership for ownership interests in Gaming.

In June 1994, the Partnership sold a portion of the land and recognized a gain of $5,242,000. Of this gain, $3,155,000 was distributed to the original limited partners of the Partnership in cash and $2,087,000 was distributed in the form of a note. The remaining land, which had a net book value of $1,078,000, was distributed to the original limited partners on October 20, 1995.

7. TRANSACTIONS WITH AFFILIATES

During 1994, HRC advanced HE $2,214,000 of the Partnership's pre-established Senior and Subordinated Note Payable borrowings, which was repaid in early 1995.

Initial funding to the Partnership was provided by loans from affiliates of the Partnership. Such notes payable to affiliates accrued interest at 10% and were due April 15, 2004. The notes had an outstanding balance of $5,605,000 as of December 31, 1994. These notes payable to affiliates, and the related deferred interest payable balance, were repaid in October 1995 with proceeds from the intercompany loan from Gaming discussed in Note 5.

On the inception date of the Partnership (June 7, 1993), the partners were required to make capital contributions of $3,000,000. Such contributions were not paid in cash until 1994; therefore, a contributions receivable was recorded for the required contributions. The contributions receivable earned interest at an annual rate of 10% until paid. The related interest receivable balance as of December 31, 1995 and 1994, was $305,000 and $337,000, respectively, and was repaid during the first quarter of 1996.

During the years ended December 31, 1996, 1995 and 1994, there were numerous transactions with the original partners of the Partnership, parties affiliated with the partners and other affiliates. These transactions included, but are not limited to, payments for consulting fees, expense reimbursements, various operating expenses and other items. The total amount of such expenditures for the years ended December 31, 1996, 1995 and 1994, were $736,000, $972,000 and
$366,000, respectively.

At December 31, 1996 and 1995, the due to affiliates balance relates primarily to costs and expenses of the Partnership paid for by Gaming.

8. EMPLOYEE COMPENSATION AND BENEFITS

Employment Agreements

During 1994, the Partnership entered into employment agreements with certain key employees that provide certain benefits in the event such employees are terminated. These employees also received ownership interests in the Partnership, which were subsequently exchanged for membership interests in Gaming, and vest over terms specified in the various employment agreements, which is generally five years. These employment agreements include a put/call provision which, if exercised by the employee, would require Gaming to repurchase these ownership interests in the event of termination at the then fair market value based on an independent appraisal. Accordingly, these compensation arrangements are accounted for as variable stock purchase plans. Compensation expense is recorded each period equal to the change in the fair market value of ownership interests issued pursuant to these agreements. The Partnership reimburses Gaming for the expense related to these ownership interests; therefore, there is no deferred compensation reported in the accompanying balance sheet as of December 31, 1996.

The amount of compensation expense recorded in the accompanying consolidated statements of operations related to these ownership interests was $2,620,000, $2,456,000 and $37,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

401(k) Savings Plan

Effective January 1, 1995, a 401(k) savings plan was established by the Partnership whereby eligible employees can contribute up to 15% of their salary. RPG matches 50% of the employees' contributions up to a maximum of 6% of their salary. Employees vest in the Partnership's matching contribution over six years. Employees of the Partnership are eligible to participate in the plan on the first day of the next calendar quarter following six months of service. The Partnership's matching contributions were $299,000 and $158,000 for the years ended December 31, 1996 and 1995, respectively.

9. COMMITMENTS AND CONTINGENCIES

Litigation

The Partnership, during the normal course of operating its business, becomes engaged in various litigation. In the opinion of the Partnership's management, the ultimate disposition of such litigation will not have a material impact on the Partnership's operations.

Construction Commitments

The Partnership is currently expanding its casino and hotel facilities, which are expected to be completed during the fourth quarter of 1997 at a total estimated cost of $95,000,000. As of December 31, 1996, the total amount incurred was $20,162,000.

                                   SIGNATURES


                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Las Vegas, State of Nevada, on March __, 1997.

                          Horseshoe Gaming, L.L.C.,
                          a Delaware limited liability company

                          By:     Horseshoe Gaming, Inc.,
                                  a Nevada corporation
                          Its:    Manager


                                  By:      /s/ Jack B. Binion
                                           ------------------------
                                           Jack B. Binion
                                  Its:     Chief Executive Officer and
                                           Chairman of the Board of Directors

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         SIGNATURE                                      TITLE                                 DATE
     /s/ Jack B. Binion                                                                  March __, 1997
---------------------------------    Chief Executive Officer and
       Jack B. Binion                Chairman of the Board of Directors
                                     (Principal Executive Officer) of Horseshoe
                                     Gaming, Inc.

   /s/ Walter J. Haybert             Chief Financial Officer and Treasurer               March __, 1997
---------------------------------    (Principal Financial and Accounting
     Walter J. Haybert
                                     Officer) of Horseshoe Gaming, Inc.

                                 EXHIBIT INDEX

                                                                                                             Sequentially
   Exhibit                                                                                                     Numbered
   Number                                              Description                                               Page
   ------                                              -----------                                               ----
   3.1*     Certificate of Formation of Horseshoe Gaming, L.L.C.
   3.2**    Limited Liability Company Agreement of Horseshoe Gaming, L.L.C., as amended to date.

   3.3*     Articles of  Incorporation of Horseshoe Gaming, Inc.  (formerly New Gaming Capital Corporation), as amended to date.

   3.4*     Bylaws of Horseshoe Gaming, Inc. (formerly New Gaming Capital Corporation).
   3.5*     Certificate of Limited  Partnership of Robinson Property  Group Limited Partnership,  as amended to date.

   3.6*     Second Amended  and Restated Limited  Partnership Agreement of  Robinson Property Group  Limited
            Partnership, as amended to date.
   3.7*     Articles of Incorporation of Horseshoe GP, Inc., as amended to date.

   3.8*     Bylaws of Horseshoe GP, Inc.

   4.1*     Senior Secured  Credit Facility Note Purchase  Agreement, dated as  of October 10, 1995, by  and among Horseshoe Gaming, L.L.C., Robinson  Property Group Limited Partnership and  the Purchasers
            as defined therein.
   4.2*     Form of Promissory Note for Senior Secured Credit Facility.

   4.3*     Exchange  Offer  Letters  dated October  10,  1995  by  and  between  Horseshoe Gaming,  L.L.C.,
            Horseshoe Riverboat  Casinos, LLC, Horseshoe Entertainment  and Robinson  Property Group Limited
            Partnership, on the one hand, and each  of the holders of 14.00% Senior  Secured Notes due April
            15,  2000 and/or  14.00% Subordinated  Notes due  April 15, 2001  issued by  Horseshoe Riverboat
            Casinos, LLC on the other hand.
   4.4*     Guarantee and  Security Agreement, dated  as of October 10, 1995,  from Robinson Property  Group
            Limited  Partnership, as  Note Guarantor,  in  favor  of the  holders of  Senior  Secured Credit
            Facility Notes due September 30, 1999.

   4.5*     Pledge  Agreement, dated  as of  October 10, 1995,  from Jack  Binion,  B&O Development  Limited
            Partnership and JBB Gaming Investments, L.L.C.  (formerly Worldwide Gaming Investments,  L.L.C.)
            in favor of the holders of Senior Secured Credit Facility Notes due September 30, 1999.

   4.6*     Pledge Agreement,  dated as of  October 10, 1995, from Horseshoe Gaming,  L.L.C. in favor of the holders of Senior Secured Credit Facility Notes due September 30, 1999.
   4.7*     Mortgage,  Security  Agreement  and  Assignment  of  Leases  and  Rents  executed  by  Horseshoe
            Entertainment, as Mortgagor, in favor of Horseshoe Gaming, L.L.C., as Mortgagee.

   4.8*     First  Preferred Ship  Mortgage on  the whole  of the  Queen of  the  Red executed  by Horseshoe
            Entertainment, as Owner and Mortgagor, in favor of Horseshoe Gaming, L.L.C., as Mortgagee.
   4.9*     Bossier City Security Agreement and Assignment thereof.

                                                                                                             Sequentially
   Exhibit                                                                                                     Numbered
   Number                                              Description                                               Page
   ------                                              -----------                                               ----
  4.10*     Deed of Trust Security Agreement and Assignment of Leases and Rents from
            Robinson  Property  Group  Limited  Partnership,  as  Grantor,  to  Rowan  H.  Taylor,  Jr.,  an
            individual,  as Trustee for the benefit  of Horseshoe Gaming, L.L.C., and  Hanwa American Corp.,
            Yewdale Holdings Limited and debis Financial Services, Inc., as Beneficiaries.

  4.11*     First Preferred Ship Mortgage on the  whole of the  Horseshoe Casino and Hotel, Tunica  executed by Robinson Property  Group Limited Partnership,  as Owner and Mortgagor, in  favor of Horseshoe
            Gaming, L.L.C. and Chemical Trust Company of California, as Mortgagee.

  4.12*     Tunica County Security Agreement and Assignment thereof.

  4.13*     Master Vessel Trust Agreement, dated as of  October 10, 1995, between debis Financial  Services,
            Inc.,  Hanwa American  Corp.,  and  Yewdale Holdings  Limited,  as Lenders,  and Chemical  Trust
            Company of California, as Trustee.

  4.14*     Note Assignment,  dated as of  October 10, 1995, from Horseshoe Gaming,  L.L.C., in favor of the
            Holders of  Senior Secured  Credit Facility  Notes due  September 30, 1999, issued  by Horseshoe
            Gaming, L.L.C.  and United  States Trust  Company of  New York  for the  ratable benefit  of the
            Holders of 12.75% Senior Notes due September 30, 2000 issued by Horseshoe Gaming, L.L.C.

  4.15*     Intercompany Senior Secured Note due September 30, 2000, executed by  Horseshoe Entertainment in favor of Horseshoe Gaming, L.L.C.

  4.16*     Intercompany Senior Secured  Note due  September 30, 2000, executed  by Robinson Property  Group
            Limited Partnership in favor of Horseshoe Gaming, L.L.C.

  4.17*     Binion Partners Escrow Agreement,  dated as of October 10, 1995, by and among  Horseshoe Gaming,
            L.L.C., Robinson  Property  Group Limited  Partnership,  Jack  Binion, B&O  Development  Limited
            Partnership, JBB  Gaming Investments,  L.L.C. (formerly  Worldwide Gaming  Investments, L.L.C.), the  Purchasers named in the Senior  Secured Credit Facility Note Purchase Agreement, U.S. Trust
            Company of California, N.A., as Trustee, and Bank of America Nevada, as Escrow Agent.

  4.18*     Excess  Proceeds Escrow Agreement, dated as  of October 10, 1995, by and among Horseshoe Gaming,
            L.L.C., Robinson Property Group Limited Partnership, the Purchasers named in  the Senior Secured
            Credit Facility Note  Purchase Agreement, U.S.  Trust Company  of California,  N.A., as  Trustee
            under the Indenture, and Bank of America Nevada, as Escrow Agent.

  4.19*     Intercreditor Agreement,  dated as of  October 10, 1995, among  debis Financial Services,  Inc.,
            Yewdale Holdings Limited and Hanwa American Corp.

  4.20*     12.75% Senior  Notes due  2000 Senior  Note Purchase Agreement  by and  among Horseshoe  Gaming,
            L.L.C., Robinson Property Group Limited Partnership, as Guarantor, and the Purchasers thereof.

  4.21*     Form of Senior Note of Horseshoe Gaming, L.L.C. 12.75% Senior Notes due 2000.

                                                                                                             Sequentially
   Exhibit                                                                                                     Numbered
   Number                                              Description                                               Page
   ------                                              -----------                                               ----
  4.22*     Indenture,  dated as  of October 10,  1995, by  and among Horseshoe  Gaming, L.L.C.,  U.S. Trust
            Company of  California, N.A., as  Trustee, and Robinson Property  Group Limited Partnership,  as
            Guarantor, with respect to the 12.75% Senior Notes due 2000.

  4.23*     Collateral  Agency Agreement,  dated  as  of October 6,  1995,  by and  among Horseshoe  Gaming,
            L.L.C., Robinson  Property Group Limited Partnership,  B&O Development  Limited Partnership, JBB
            Gaming Investments, L.L.C. (formerly  Worldwide Gaming Investments, L.L.C.), and Jack Binion, as
            Grantors, the Purchasers  of the 12.75% Senior Notes  due 2000, and United States Trust  Company
            of New York, as Collateral Agent.

  4.24*     Exchange  and  Registration  Rights Agreement,  dated  as  of  October 10,  1995,  by and  among
            Horseshoe Gaming,  L.L.C., Robinson  Property Group Limited  Partnership, as Guarantor,  and the
            Purchasers of the 12.75% Notes due 2000 issued under the Indenture.

  4.25*     Second  Pledge Agreement,  dated as  of  October 10,  1995, from  Jack Binion,  B&O  Development
            Limited Partnership, and JBB  Gaming Investments, L.L.C. (formerly Worldwide Gaming Investments,
            L.L.C.) in  favor of  United States  Trust  Company of  New York,  as Collateral  Agent for  the
            benefit  of the  Holders  of 12.75%  Senior  Notes due  September 30,  2100 issued  by Horseshoe
            Gaming, L.L.C.

  4.26*     Second Pledge  Agreement, dated as  of October 10, 1995, from Horseshoe  Gaming, L.L.C. in favor of United States  Trust Company of New York,  for the ratable  benefit of the Holders  of 12.75%
            Senior Notes due September 30, 2000 issued by Horseshoe Gaming, L.L.C.

  4.27*     Second Ship Mortgage on the  whole of the Queen of the Red by Horseshoe Entertainment  owner and mortgagor in favor of Horseshoe Gaming, L.L.C., as Mortgagee.

  4.28*     Bossier City Second Security Agreement and Assignment thereof.

  4.29*     Second Deed  of  Trust, Security  Agreement and  Assignment of  Leases and  Rents from  Robinson
            Property Group Limited  Partnership, as  Grantor, to  Rowan H.  Taylor, Jr.,  an individual,  as
            Trustee  for the  benefit of Horseshoe  Gaming, L.L.C.  and United  States Trust  Company of New
            York, as Collateral Agent for the Senior Note Holders, as beneficiaries.

  4.30*     Second  Ship  Mortgage on  the  whole of  the Horseshoe  Casino  and  Hotel, Tunica  executed by
            Robinson Property  Group Limited  Partnership, as  Owner and  Mortgagor, in  favor of  Horseshoe
            Gaming, L.L.C. and  United States Trust Company of New York, as Collateral Agent for the ratable benefit of the Senior Note Holders.

  4.31*     Tunica County Second Security Agreement and Assignment thereof.

  4.32*     Intercreditor Agreement,  dated as of  October 10, 1995,  among debis Financial  Services, Inc.,
            Yewdale Holdings Limited,  Hanwa American Corp.  and Chemical  Trust Company  of California,  as
            Trustee,  as Lien  Holders, and  U.S. Trust  Company of  California,  N.A., as  Trustee  for the
            Holders  of Horseshoe Gaming, L.L.C. 12.75%  Senior Notes due  2000 and Horseshoe Gaming, L.L.C.
            12.75% Exchange  Senior  Notes due  2000,  and  United States  Trust  Company of  New  York,  as
            Collateral Agent, as Junior Lien Holders.

  4.33*     Limited Guaranty  by Jack B. Binion  in favor of  debis Financial Services, Inc.,  as amended to date.

  4.34*     Intercompany Senior Secured  Note Due  September 30, 2000  dated October 20,  1995 by  Horseshoe
            Ventures, L.L.C. in favor of Horseshoe Gaming, L.L.C.

                                                                                                             Sequentially
   Exhibit                                                                                                     Numbered
   Number                                              Description                                               Page
   ------                                              -----------                                               ----
  4.36**    Amendment to  Excess Proceeds Agreement, dated  as of February 9,  1996, by  and among Horseshoe
            Gaming, L.L.C., Robinson Property Group Limited Partnership, the Purchasers named  in the Senior
            Secured Credit Facility  Note Purchase Agreement,  U.S. Trust  Company of  California, N.A.,  as
            Trustee under the Indenture, and Bank of America Nevada, as Escrow Agent.

  4.37+++   Amendment No. 1 to Indenture,  dated as of July 19, 1996, by and among Horseshoe Gaming, L.L.C.,
            Robinson Property  Group Limited  Partnership and  U.S. Trust  Company of  California, N.A.,  as
            Trustee under the Indenture.

  4.38***   Amendment to Senior Secured Credit Facility Note Purchase Agreement  dated as of October 1, 1996 by and  among Horseshoe  Gaming, L.L.C.,  Robinson Property Group  Limited Partnership,  Yewdale
            Holdings Limited, Hanwa American Corp. and debis Financial Services, Inc.

  4.39***   Second Amendment to  Excess Proceeds Escrow Agreement dated as  of October 1, 1996, by and among
            Horseshoe  Gaming,  L.L.C.,  Robinson  Property  Group  Limited  Partnership,  Yewdale  Holdings
            Limited,  Hanwa  American  Corp.,  debis   Financial  Services,  Inc.,  U.S.  Trust  Company  of
            California, N.A. as trustee under the Indenture and Bank of America Nevada.

  10.1*     Employment  Agreement dated  January 1,  1996  by and  between Horseshoe  Gaming, Inc.  and Paul
            Alanis.

  10.2**    Employment  Agreement dated  as of  October 1, 1995  by and  between Horseshoe  Gaming, Inc. and
            Walter J. Haybert.

  10.3**    Assignment Agreement dated as  of October  1, 1995 by and  between Horseshoe Gaming, L.L.C.  and
            Walter J. Haybert.

  10.4**    Employment Agreement dated  as of October 1, 1995 by and between Horseshoe Gaming, Inc. and John
            J. Schreiber.

  10.5**    Assignment Agreement dated as of October  1, 1995 by  and between Horseshoe Gaming,  L.L.C.  and
            John J. Schreiber.

  10.6**    Employment Agreement dated as of October 1, 1995  by and between Horseshoe Gaming, Inc. and John
            Michael Allen.

  10.7**    Assignment Agreement dated as  of October 1, 1995  by and between Horseshoe  Gaming, L.L.C.  and
            John Michael Allen.

  10.8*     Consulting  Agreement dated March 10,  1993 by  and between Jack Binion  and Koar International,
            Inc. (ultimately assigned to Horseshoe Gaming, Inc. and KII-Pasadena, Inc.)

  10.9*     Warrant to purchase 1,941,981 Horseshoe  Gaming Units, dated  as of October 10, 1995, issued  to
            Hanwa American Corp.

 10.10*     Warrant to purchase 1,941,980 Horseshoe  Gaming Units, dated  as of October 10, 1995, issued  to
            Yewdale Holdings Limited.

 10.11*     Warrant to purchase 1,566,629 Horseshoe  Gaming Units, dated  as of October 10, 1995, issued  to
            Hanwa American Corp.

 10.12*     Warrant to purchase 1,566,630 Horseshoe  Gaming Units, dated  as of October 10, 1995, issued  to
            Yewdale Holdings Limited.

                                                                                                             Sequentially
   Exhibit                                                                                                     Numbered
   Number                                              Description                                               Page
   ------                                              -----------                                               ----
 10.13**    Registration  Rights Agreement  dated as of  October 10,  1995 by and  between Horseshoe Gaming,
            L.L.C., on the  one hand, and Yewdale Holdings  Limited, Post Balanced Fund, L.P., Capital  Fund
            Foundation, Raymond Zimmerman, as Trustee for the Charles N. Mathewson Charitable  Remainder Uni
            Trust,  Hanwa American  Corp.,  Onyx Partners,  Inc., Alpine  Associates, Janless  Corp., Andrew
            Astrachan, and Donald Schupak, on the other hand.

 10.14*     Assignment and Purchase Agreement dated as of  October 1, 1995 between Jack Binion and Horseshoe
            Gaming, L.L.C.

 10.15*     Promissory Note dated October 10, 1995  by Horseshoe Gaming,  L.L.C. in favor of Jack B.  Binion in the principal amount of $500,000.

 10.16*     Purchase Agreement  dated as of October 1,  1995 between B&O Development Limited Partnership and
            Horseshoe Gaming, L.L.C.

 10.17*     Assignment  Agreement dated  as  of October  1, 1995  between KR,  Inc. and  Horseshoe Ventures,
            L.L.C.

 10.18*     Promissory Note dated October 10, 1995  by Horseshoe Ventures,  L.L.C., in favor of KR, Inc.  in the principal amount of $4,769,016.47.

 10.19*     Option  Agreement dated as  of October  10, 1995  between Horseshoe  Gaming, L.L.C., on  the one hand, and Hanwa American Corp. and Yewdale Holdings Limited, on the other hand.

 10.20*     Letter Agreement  dated  as  of October  10, 1995  between  Horseshoe Gaming,  L.L.C. and  Hanwa
            American Corp.

 10.21*     Letter  Agreement dated  as of  October 10,  1995 between  Horseshoe Gaming, L.L.C.  and Yewdale
            Holdings Limited.

 10.22**    Purchase and Sale Agreement dated  as of November 15, 1995 by and between Frank Pernici  and New
            Gaming Capital Partnership, with Horseshoe Gaming, L.L.C., as Guarantor.

 10.23*     Employment Agreement dated January 1, 1996 by and between Horseshoe Gaming,  L.L.C. and Loren S.
            Ostrow.

 10.24*     401(k) Plan of Robinson Property Group Limited Partnership.

 10.25**    Limited  Partnership  Agreement  of Horseshoe  Entertainment,  a Louisiana  limited partnership, dated April 20th, 1993.

 10.26**    Second  and  Amended  and  Restated  Limited   Partnership  Agreement  of  New  Gaming   Capital
            Partnership, a Nevada limited partnership, dated as of October 1, 1995.

 10.27**    Limited Liability Company Agreement of Horseshoe Ventures, L.L.C., a  Delaware limited liability company, dated as of October 1, 1995.

 10.28+     Second Amended and Restated Operating Agreement  of Horseshoe Casinos (Indiana), LLC, an Indiana
            limited liability company, dated as of April 26, 1996.

 10.29**    Hanwa Co.,  Ltd. Commitment Letter, dated April 18,  1996, for Senior  Secured Financing for the
            Proposed Horseshoe Indiana Riverboat Gaming Facility.

                                                                                                             Sequentially
   Exhibit                                                                                                     Numbered
   Number                                              Description                                               Page
   ------                                              -----------                                               ----
 10.30**    Amendment No. 1  to Option  Agreement, dated as  of April  15, 1996,  between Horseshoe  Gaming,
            L.L.C., on  the one hand, and  Hanwa American Corp.  and Yewdale Holdings Limited,  on the other hand.
 10.31**    Purchase Agreement,  dated March 26,  1996, by and between Kehl  River Boats, Inc. and Horseshoe
            Gaming, L.L.C.

 10.32**    Agreement to Purchase  and Sell Real Estate,  dated March 13, 1996,  by and between  Le Bossier,
            L.L.C., as Seller, and Horseshoe Entertainment, as Buyer.

 10.33***   Amended Employment  Agreement dated October 1,  1995 by  and between Horseshoe Gaming,  Inc. and
            John Michael Allen.
 10.34***   Employment Agreement dated July 1, 1996 by and between Horseshoe Gaming, Inc. and Gary Border.

 10.35***   Amended  Employment Agreement  dated October 1, 1995  by and between  Horseshoe Gaming, Inc. and
            Walter J. Haybert.
 10.36***   Amended  Employment Agreement  dated October 1, 1995  by and between  Horseshoe Gaming, Inc. and
            John J. Schreiber.

  21.1***   Subsidiaries of Horseshoe Gaming, L.L.C.

  27.1      Financial Data Schedule - Horseshoe Gaming L.L.C and Subsidiaries.

-----------

*        Filed as an Exhibit to Registration Statement on Form S-4 (No.
         333-0214) filed on January 8, 1996.
** Filed as an Exhibit to Amendment No. 1 to Registration Statement filed on April 26, 1996.
***      Filed herewith.
+ Filed as an Exhibit to Amendment No. 2 to Registration Statement filed on May 9, 1996.
++ Filed as an Exhibit to Amendment No. 3 to Registration Statement filed on May 13, 1996.
+++ Filed as an Exhibit to Form 10-Q for the Quarter Ended June 30, 1996, filed on August 13, 1996.


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         No annual report or proxy material has been sent to security holders during the fiscal year ended December 31, 1996.