Form 10-Q
period 1997-03-31
HORSESHOE GAMING LLC
filed 1997-05-07
CIK 1005732

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


          QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended          March 31, 1997
                                    ------------------------


Commission File Number


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


INDEX                                                                          PAGE
-----                                                                          ----
PART I    FINANCIAL INFORMATION

ITEM 1    Financial Statements:

       Horseshoe Gaming, L. L. C. and Subsidiaries:
          Consolidated Condensed Balance Sheets
                 at March 31, 1997 and December 31, 1996........................ 3
          Consolidated Condensed Statements of Operations
                 for the three months ended March 31, 1997 and 1996............. 4
          Consolidated Condensed Statements of Cash Flows
                 for the three months ended March 31, 1997 and 1996............. 5
          Notes to Consolidated Condensed Financial Statements.................. 6

       New Gaming Capital Partnership and Subsidiary:
          Consolidated Condensed Balance Sheets
                 at March 31, 1997 and December 31, 1996........................ 7
          Consolidated Condensed Statements of Operations
                 for the three months ended March 31, 1997 and 1996............. 8
          Consolidated Condensed Statements of Cash Flows
                 for the three months ended March 31, 1997 and 1996............. 9
          Notes to Consolidated Condensed Financial Statements..................10

       Robinson Property Group, L.P.:
          Condensed Balance Sheets
                 at March 31, 1997 and December 31, 1996........................11
          Condensed Statements of Operations
                 for the three months ended March 31, 1997 and 1996.............12
          Condensed Statements of Cash Flows
                 for the three months ended March 31, 1997 and 1996.............13
          Notes to Condensed Financial Statements...............................14

ITEM 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations.............................................15

PART II  OTHER INFORMATION

ITEM 6    Exhibits and reports on Form 8-K......................................16

SIGNATURES .....................................................................17

PART I    FINANCIAL INFORMATION
ITEM 1    FINANCIAL STATEMENTS



                    HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                              March 31,      December 31,
                                                                1997             1996
                                                             -----------     ------------
                                                             (Unaudited)
                                     ASSETS
Current Assets:
    Cash and cash equivalents                                 $  80,947       $  79,159
    Accounts receivable, net                                      9,128           8,026
    Inventories                                                   1,803           1,435
    Prepaid expenses and other                                    3,225           1,639
                                                              ---------       ---------
                 Total current assets                            95,103          90,259
                                                              ---------       ---------
Property and Equipment:
    Land                                                         14,521          10,225
    Buildings, boat, barge and improvements                     122,473         121,807
    Furniture, fixtures and equipment                            42,421          41,572
    Less:  accumulated depreciation                             (30,046)        (26,493)
                                                              ---------       ---------
                                                                149,369         147,111
    Construction in progress                                     74,053          38,644
                                                              ---------       ---------
                 Net property and equipment                     223,422         185,755
                                                              ---------       ---------

Other Assets:
    Escrow funds                                                 12,725          42,235
    Goodwill, net                                                38,968          39,226
    Other                                                        18,879          20,122
                                                              ---------       ---------
                                                              $ 389,097       $ 377,597
                                                              =========       =========

                         LIABILITIES AND MEMBERS' EQUITY
Current Liabilities:
    Current maturities of long-term debt                      $  10,173       $  11,060
    Accounts payable                                              3,543           3,184
    Construction payables                                        17,214          14,106
    Accrued expenses and other                                   26,111          23,751
                                                              ---------       ---------
                 Total current liabilities                       57,041          52,101

Long-term debt, less current maturities                         217,046         221,648

Minority Interest                                                  (445)           (827)

Commitments and Contingencies

Redeemable Ownership Interests, net                              26,042          24,893

Members' Equity                                                  89,413          79,782
                                                              ---------       ---------
                                                              $ 389,097       $ 377,597
                                                              =========       =========

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                    HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                  Three Months Ended
                                                                      March  31,
                                                              -------------------------
                                                                 1997            1996
                                                              ---------       ---------
Revenues:
    Casino                                                    $  79,956       $  83,672
    Food and beverage                                             6,891           6,711
    Hotel                                                         1,649           1,971
    Other                                                         1,016           1,250
                                                              ---------       ---------
                                                                 89,512          93,604
    Promotional allowances                                       (6,452)         (6,254)
                                                              ---------       ---------
       Net revenues                                              83,060          87,350
                                                              ---------       ---------

Expenses:
    Casino                                                       42,359          42,052
    Food and beverage                                             2,581           2,748
    Hotel                                                         1,171           1,641
    Other                                                           255             378
    General and administrative                                   12,921          14,189
    Development                                                     228             883
    Depreciation and amortization                                 4,299           3,723
                                                              ---------       ---------
       Total expenses                                            63,814          65,614
                                                              ---------       ---------
Operating Income                                                 19,246          21,736
Other Income (Expense):
    Interest expense                                             (5,249)         (6,615)
    Interest and other income                                     1,484           1,132
    Other                                                           (64)            (55)
    Minority interest in income
       of subsidiaries                                             (382)           (503)
                                                              ---------       ---------

Net Income                                                    $  15,035       $  15,695
                                                              =========       =========


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                    HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  Three Months Ended
                                                                      March  31,
                                                              -------------------------
                                                                 1997            1996
                                                              ---------       ---------
Cash provided by operating activities:
    Net Income                                                $  15,035       $  15,695
    Adjustments to reconcile net income to
       net cash provided by operating activities:
          Minority interest in income of subsidiary                 382             503
          Depreciation and amortization                           4,299           3,723
          Amortization of debt discount, deferred
              finance charges and other                             674           1,107
          Loss on disposal of land and other assets                --               515
          Provision for doubtful accounts                         1,553           1,183
          Increase in redeemable ownership interests                599             705
          Net change in assets and liabilities                   (1,890)          6,873
                                                              ---------       ---------
                 Net cash provided by operating activities       20,652          30,304
                                                              ---------       ---------

Cash flows from investing activities:
    Purchases of property and equipment                         (40,220)        (10,813)
    Proceeds from land held for sale                               --             1,400
    Decrease in escrow funds                                     29,510           4,745
    Increase (decrease) in construction payables                  3,108          (1,119)
    Increase in other assets                                       (593)         (2,353)
                                                              ---------       ---------
                 Net cash used in investing activities           (8,195)         (8,140)
                                                              ---------       ---------

Cash flows from financing activities:
    Payments on debt                                             (5,640)            (12)
    Capital distributions                                        (5,029)         (7,832)
                                                              ---------       ---------
                 Net cash used in financing activities          (10,669)         (7,844)
                                                              ---------       ---------

Net change in cash and cash equivalents                           1,788          14,320
Cash and cash equivalents, beginning of period                   79,159          65,541
                                                              ---------       ---------
Cash and cash equivalents, end of period                      $  80,947       $  79,861
                                                              =========       =========


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                    HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    Introduction:

The accompanying unaudited Consolidated Condensed Financial Statements of Horseshoe Gaming, L.L.C., a Delaware corporation, have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and disclosures necessary for complete financial statements in conformity with generally accepted accounting principles. The consolidated condensed balance sheet at December 31, 1996 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations.

2.    Contingencies:

The Company and its subsidiaries, during the normal course of operating its business, become engaged in various litigation and other legal disputes. In the opinion of the Company's management, the ultimate disposition of such disputes will not have a material impact on the Company's operations.

                  NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              March 31,      December 31,
                                                                1997             1996
                                                             -----------     ------------
                                                             (Unaudited)
                                     ASSETS
Current Assets:
    Cash and cash equivalents                                 $  20,127       $  14,913
    Accounts receivable, net                                      1,593           1,901
    Inventories                                                   1,338             957
    Prepaid expenses and other                                    1,855           1,102
                                                              ---------       ---------
                 Total current assets                            24,913          18,873
                                                              ---------       ---------
Property and Equipment:
    Land                                                         10,411           6,115
    Buildings, boat and improvements                             72,214          71,554
    Furniture, fixtures and equipment                            24,900          24,125
    Less:  accumulated depreciation                             (17,009)        (15,028)
                                                              ---------       ---------
                                                                 90,516          86,766
    Construction in progress                                     41,918          18,482
                                                              ---------       ---------
                 Net property and equipment                     132,434         105,248
                                                              ---------       ---------
Other Assets:
    Goodwill, net                                                18,649          18,788
    Other                                                         9,559          11,269
                                                              ---------       ---------
                                                              $ 185,555       $ 154,178
                                                              =========       =========

                        LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities:
    Current maturities of long-term debt                      $  13,615       $  11,854
    Accounts payable                                              1,690           1,882
    Due to affiliates                                             2,434           2,536
    Construction payables                                        11,935           7,161
    Accrued expenses and other                                    9,146           8,373
                                                              ---------       ---------
                 Total current liabilities                       38,820          31,806

Long-term debt, less current maturities                         117,766          97,837

Minority Interest                                                  (445)           (827)

Commitments and Contingencies

Partners' Capital                                                29,414          25,362
                                                              $ 185,555       $ 154,178
                                                              =========       =========


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                  NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                  Three Months Ended
                                                                      March  31,
                                                              -------------------------
                                                                 1997            1996
                                                              ---------       ---------
Revenues:
    Casino                                                    $  39,459       $  43,525
    Food and beverage                                             3,719           3,866
    Hotel                                                           827           1,075
    Other                                                           420             461
                                                              ---------       ---------
                                                                 44,425          48,927
    Promotional allowances                                       (3,028)         (3,362)
                                                              ---------       ---------
       Net revenues                                              41,397          45,565
                                                              ---------       ---------

Expenses:
    Casino                                                       22,197          24,161
    Food and beverage                                             1,772           1,835
    Hotel                                                           450             883
    Other                                                           112             191
    General and administrative                                    7,165           8,248
    Depreciation and amortization                                 2,486           1,950
                                                              ---------       ---------
       Total                                                     34,182          37,268
                                                              ---------       ---------
Operating Income                                                  7,215           8,297
Other Income (Expense):
    Interest expense                                             (3,099)         (2,621)
    Interest income                                                 247             265
    Other                                                            (5)           --
    Minority interest in income
       of subsidiary                                               (382)           (503)
                                                              ---------       ---------

Net Income                                                    $   3,976       $   5,438
                                                              =========       =========




              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                  NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           Three Months Ended
                                                                                March  31,
                                                                        -------------------------
                                                                          1997            1996
                                                                        ---------       ---------
Cash provided by operating activities:
    Net Income                                                          $   3,976       $   5,438
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Minority interest in income of subsidiary                           382             503
          Depreciation and amortization                                     2,486           1,950
          Provision for doubtful accounts                                     471             388
          Amortization of debt discounts,
              deferred finance costs and other                                245             157
          Loss on sale of land and other assets                              --               358
          Net change in assets and liabilities                               (716)         (1,457)
                                                                        ---------       ---------
                 Net cash provided by operating activities                  6,844           7,337
                                                                        ---------       ---------

Cash flows from investing activities:
    Purchase of property and equipment                                    (28,167)        (10,085)
    Increase (decrease) in construction payables                            4,774          (1,119)
    Proceeds from land held for sale                                         --             1,400
    (Increase)/decrease in other assets                                       194            (845)
                                                                        ---------       ---------
                 Net cash used in investing activities                    (23,199)        (10,649)
                                                                        ---------       ---------

Cash flows from financing activities:
    Proceeds from debt                                                     30,000           5,200
    Payments on debt                                                       (8,310)            (12)
    Capital distributions                                                    --           (14,169)
    Increase (decrease) in due to affiliates                                 (121)          3,939
                                                                        ---------       ---------
                 Net cash provided by (used in) financing activities       21,569          (5,042)
                                                                        ---------       ---------

Net change in cash and cash equivalents                                     5,214          (8,354)
Cash and cash equivalents, beginning of period                             14,913          27,025
                                                                        ---------       ---------
Cash and cash equivalents, end of period                                $  20,127       $  18,671
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

                  NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       Introduction:

The accompanying unaudited Consolidated Condensed Financial Statements of New Gaming Capital Partnership and Subsidiary, have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and disclosures necessary for complete financial statements in conformity with generally accepted accounting principles. The consolidated condensed balance sheet at December 31, 1996 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations.

2.      Contingencies:

Litigation

The Partnership and its subsidiary, during the normal course of operating its business, become engaged in various litigation and other legal disputes. In the opinion of the Partnership's management, the ultimate disposition of such disputes will not have a material impact on the Partnership's operations.

                          ROBINSON PROPERTY GROUP, L.P.
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              March 31,      December 31,
                                                                1997             1996
                                                             -----------     ------------
                                                             (Unaudited)
                                     ASSETS
Current Assets:
    Cash and cash equivalents                                 $  20,067       $  22,858
    Accounts receivable, net                                      7,077           5,883
    Inventories                                                     465             478
    Prepaid expenses and other                                      986             275
                                                              ---------       ---------
                 Total current assets                            28,595          29,494
                                                              ---------       ---------
Property and Equipment:
    Land                                                          4,110           4,110
    Buildings, barge and improvements                            50,258          50,253
    Furniture, fixtures and equipment                            16,984          16,933
    Less:  accumulated depreciation                             (12,907)        (11,370)
                                                              ---------       ---------
                                                                 58,445          59,926
    Construction in progress                                     32,135          20,162
                                                              ---------       ---------
                 Net property and equipment                      90,580          80,088
                                                              ---------       ---------
Other Assets:
    Goodwill, net                                                20,318          20,438
    Other                                                         3,732           3,857
                                                              ---------       ---------
                                                              $ 143,225       $ 133,877
                                                              =========       =========

                        LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities:
    Accounts payable                                          $   1,725       $   1,274
    Construction Payables                                         5,278           6,945
    Due to affiliates                                               587           1,736
    Accrued expenses and other                                    8,257           8,503
                                                              ---------       ---------
                 Total current liabilities                       15,847          18,458
                                                              ---------       ---------

Long-term debt                                                   43,000          43,000

Commitments and Contingencies

Partners' Capital                                                84,378          72,419
                                                              ---------       ---------
                                                              $ 143,225       $ 133,877
                                                              =========       =========



                     The accompanying notes are an integral
                  part of these condensed financial statements.

                          ROBINSON PROPERTY GROUP, L.P.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                  Three Months Ended
                                                                      March  31,
                                                              -------------------------
                                                                 1997            1996
                                                              ---------       ---------
Revenues:
    Casino                                                    $  40,497       $  40,147
    Food and beverage                                             3,172           2,845
    Hotel                                                           822             896
    Other                                                           596             789
                                                              ---------       ---------
                                                                 45,087          44,677
    Promotional allowances                                       (3,424)         (2,892)
                                                              ---------       ---------
       Net revenues                                              41,663          41,785
                                                              ---------       ---------

Expenses:
    Casino                                                       20,162          17,891
    Food and beverage                                               809             913
    Hotel                                                           721             758
    Other                                                           143             187
    General and administrative                                    5,756           5,943
    Depreciation and amortization                                 1,808           1,748
                                                              ---------       ---------
          Total                                                  29,399          27,440
                                                              ---------       ---------
Operating Income                                                 12,264          14,345
Other Income (Expense):
    Interest expense                                               (602)         (2,950)
    Interest and other income                                       200             301
    Other                                                            (4)           --
                                                              ---------       ---------

Net Income                                                    $  11,858       $  11,696
                                                              =========       =========



                     The accompanying notes are an integral
                  part of these condensed financial statements.

                          ROBINSON PROPERTY GROUP, L.P.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  Three Months Ended
                                                                      March  31,
                                                              -------------------------
                                                                 1997            1996
                                                              ---------       ---------
Cash provided by operating activities:
    Net Income                                                $  11,858       $  11,696
    Adjustments to reconcile net income
       to net cash provided by operating activities:
          Depreciation and amortization                           1,808           1,748
          Provision for doubtful accounts                         1,082             795
          Amortization of debt discounts,
              deferred finance charges and other                    128             722
          Net change in assets and liabilities                   (2,769)         (2,506)
                                                              ---------       ---------
                 Net cash provided by operating activities       12,107          12,455
                                                              ---------       ---------

Cash flows from investing activities:
    Purchases of property and equipment                         (12,029)           (513)
    Decrease in construction payables                            (1,667)           --
    (Increase) decrease in other assets                             (34)            305
                                                              ---------       ---------
                 Net cash used in investing activities          (13,730)           (208)
                                                              ---------       ---------

Cash flows from financing activities:
    Payments on debt                                               --           (20,000)
    Changes in due to/from affiliates                            (1,168)          1,592
                                                              ---------       ---------
                 Net cash used in financing activities           (1,168)        (18,408)
                                                              ---------       ---------

Net change in cash and cash equivalents                          (2,791)         (6,161)
Cash and cash equivalents, beginning of period                   22,858          32,706
                                                              ---------       ---------

Cash and cash equivalents, end of period                      $  20,067       $  26,545
                                                              =========       =========



                     The accompanying notes are an integral
                  part of these condensed financial statements.

                          ROBINSON PROPERTY GROUP, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    Introduction:

The accompanying unaudited Condensed Financial Statements of Robinson Property Group, L.P., have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and disclosures for complete financial statements in conformity with generally accepted accounting principles. The condensed balance sheet at December 31, 1996 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations.

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

RESULTS OF OPERATIONS

Net revenues for the quarter ended March 31, 1997 was $83.1 million as compared to $87.4 million for the comparable period in 1996. The decrease in net revenues of $4.3 million, or 4.9%, occurred mainly at the Horseshoe Bossier City which reflected a decrease in casino revenues of $4.0 million. The decrease in casino revenues was mainly due to a reduction in volume due to the addition of a fourth riverboat casino in the Bossier market during October 1996.

The Horseshoe Bossier City contributed net revenues of $41.4 million for the quarter ended March 31, 1997 and $45.6 million for the quarter ended March 31, 1996. The Horseshoe Bossier City's net revenues include casino revenues and non-casino revenues, respectively, of $39.5 million and $1.9 million for the quarter ended March 31, 1997 and $43.5 million and $2.1 million for the quarter ended March 31, 1996. Casino revenue per day decreased approximately 8.4% in 1997 to $438,000 from $478,000 in 1996.

The Horseshoe Casino Center contributed net revenues of $41.7 million for the quarter ended March 31, 1997 and $41.8 million for the quarter ended March 31, 1996. The Horseshoe Casino Center's 1996 net revenues include casino revenues and non-casino revenues, respectively, of $40.5 million and $1.2 million for the quarter ended March 31, 1997 and $40.1 million and $1.7 million for the quarter ended March 31, 1996. Casino revenue per day increased approximately 2.0% in 1997 to $450,000 from $441,000 in 1996.

Casino expenses were $42.4 million, or 51.0% of net revenues, for the quarter ended March 31, 1997 as compared to $42.1 million, or 48.1% of net revenues, for the comparable period in 1996. The 2.9 percentage point increase in casino expenses occurred at the Horseshoe Casino Center. During 1996 two additional casinos commenced operations in the Tunica market which caused an increase in casino service levels designed to mitigate potential erosion of revenue from increased competition. Direct and indirect marketing costs, promotional allowances and the maturation of the work force from the growth in service levels all reflect increases from the 1996 period as a direct result of increased competition in the Tunica market.

Development expenses, which are included in operating income, were $.2 million and $.9 million for the quarters ended March 31, 1997 and 1996, respectively. The decrease in development expense is due to the 1996 period including development expenses of $.5 million incurred by the Company in its attempt at securing a license to conduct gaming in the State of Indiana.

The increase of $.6 million in depreciation and amortization is mainly due to Horseshoe Bossier City's addition of a parking garage and administrative building during 1996.

OTHER FACTORS AFFECTING EARNINGS

The decrease in interest expense of $1.4 million for the three months ended March 31, 1997, compared with the prior year period ended March 31, 1996, is due to the capitalization of interest related to the expansion of both the Horseshoe Bossier City and Horseshoe Casino center. Total interest capitalized for the three months ended March 31, 1997 was $2.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Development

Bossier City, Louisiana

Horseshoe Bossier City is currently expanding its entire casino facility at a cost of approximately $175-$180 million, excluding financing costs attributable to such expenditures. The expansion plans include a 25 story hotel tower with 606 suites, meeting room facilities, a health club and spa, the renovation and expansion of existing dockside facilities, a new expanded riverboat casino facility, the addition of two specialty restaurants, the enlargement of the existing buffet and the recently completed 1,100 space parking garage, administration building and remodeled existing steak house restaurant. Management estimates the project will be completed during the fourth quarter of 1997.

Tunica, Mississippi

Horseshoe Casino Center is expanding its casino complex at a cost of approximately $90-$95 million, excluding financing costs attributable to such expenditures. Development plans include an additional 15,000 square feet of gaming space for approximately 440 slot machines and 21 table games, 309 additional hotel suites, a multi-level, 1,100 space parking garage and an entertainment facility which will accommodate approximately 1,000 customers. Additional facilities will include a health club, two additional restaurants, meeting room facilities and other amenities. Management expects the project will be completed during the fourth quarter of 1997.

OTHER FACTORS AFFECTING LIQUIDITY

As of March 31, 1997, the Company had cash and cash equivalents of approximately $93.7 million, including approximately $12.7 million in the excess proceeds escrow account, which is restricted to the expansion of existing facilities, pursuit and development of new projects and the repayment of debt. As of March 31, 1997 the Company has already expended cash of approximately $81.1 million for the expansion of the Bossier City and Tunica facilities. The Company can borrow additional funds under its current credit facility, of which an additional $80 million has been committed. An additional $50 million is available to be borrowed for furniture, fixtures and equipment and working capital and general corporate purposes. The Company has been approached by various lending agencies to provide the additional $50 million of financing discussed above with terms acceptable to the Company. Management believes that the Company's cash and cash equivalents on hand and cash from operations will be adequate to meet the Company's existing obligations as they become due. Some or all of such additional financing will be required to fund the Company's development plans discussed above.

The Company is required to repurchase ownership interests held by employees, in the event of termination of their employment, based on an independent appraisal. The total ownership interest held by employees subject to buyout provisions was 9.1% as of March 31, 1997. The value of these ownership interests, amounting to $26.0 million, has been recorded as a liability in the accompanying consolidated financial statements as Redeemable Ownership Interests.

PART II  OTHER INFORMATION

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit No. 4. 40 --- Intercompany Senior Secured Note due September 30, 2000 executed by Robinson
                  Property Group Limited Partnership in favor of Horseshoe Gaming, L.L.C.

                  Exhibit No. 4. 41 --- Intercompany Senior Secured Note due September 30, 2000 executed by Horseshoe
                  Entertainment in favor of Horseshoe Gaming, L.L.C.

                  Exhibit No. 27 --- Financial Data Schedule - Horseshoe Gaming, L.L.C. and Subsidiaries

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


                                     HORSESHOE GAMING, L.L.C.
                                     a Delaware limited liability company

                                     By:      Horseshoe Gaming, Inc.,
                                               a Nevada corporation
                                     Its:     Manager




Date:    May 2, 1997                 By:   /s/ Walter J. Haybert
                                           -------------------------------------
                                           Treasurer and Chief Financial Officer
                                           of Horseshoe Gaming, Inc.

                                  EXHIBIT INDEX


Exhibit
Number                            Description
4. 40        Intercompany Senior Secured Note due September 30, 2000 executed by
             Robinson Property Group Limited Partnership in favor of Horseshoe
             Gaming, L.L.C.

4. 41        Intercompany Senior Secured Note due September 30, 2000 executed by
             Horseshoe Entertainment in favor of Horseshoe Gaming, L.L.C.

27           Financial Data Schedule-Horseshoe Gaming L.L.C. and Subsidiaries
             (for SEC use only)