Form 10-Q
period 1997-06-30
HORSESHOE GAMING LLC
filed 1997-08-14
CIK 1005732

                                  FORM 10-Q

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.


              QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended    June 30, 1997
                              -----------------

Commission File Number        333-00214
                              ---------


                          HORSESHOE GAMING, L.L.C.
            -----------------------------------------------------
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

                 HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         QUARTER ENDED JUNE 30, 1997



INDEX                                                                                                               PAGE
                                                                                                                    ----
PART I           FINANCIAL INFORMATION

ITEM 1           Financial Statements:
      Horseshoe Gaming, L.L.C. and Subsidiaries:
         Consolidated Condensed Balance Sheets
                 at June 30, 1997 (unaudited) and December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . .   3
         Consolidated Condensed Statements of Operations (unaudited)
                 for the six and three months ended June 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . .  4
         Consolidated Condensed Statements of Cash Flows (unaudited)
                 for the six  months ended June 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . .   5
         Notes to Consolidated Condensed Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

      New Gaming Capital Partnership and Subsidiary:
         Consolidated Condensed Balance Sheets
                 at June 30, 1997 (unaudited) and December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . .   7
         Consolidated Condensed Statements of Operations (unaudited)
                 for the six and three months ended June 30, 1997 and 1996    . . . . . . . . . . . . . . . . . . . .   8
         Consolidated Condensed Statements of Cash Flows (unaudited)
                 for the six  months ended June 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . .   9
         Notes to Consolidated Condensed Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

      Robinson Property Group, L.P.:
         Condensed Balance Sheets
                 at June 30, 1997 (unaudited) and December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . .  11
         Condensed Statements of Operations (unaudited)
                 for the six and three months ended June 30, 1997 and 1996    . . . . . . . . . . . . . . . . . . . .  12
         Condensed Statements of Cash Flows (unaudited)
                 for the six  months ended June 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . .  13
         Notes to Condensed Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

ITEM 2           Management's Discussion and Analysis of Financial Condition
                 and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

PART II          OTHER INFORMATION

ITEM 6   Exhibits and reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

PART I           FINANCIAL INFORMATION
ITEM 1           FINANCIAL STATEMENTS



                  HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                (IN THOUSANDS)

                                                        June 30,         December 31,
                                                         1997                1996
                                                      ----------          ----------
                                                      (Unaudited)
                                    ASSETS
Current Assets:
         Cash and cash equivalents                      $130,102          $  79,159
         Accounts receivable, net                         10,019              8,026
         Inventories                                       1,765              1,435
         Prepaid expenses and other                        2,961              1,639
                                                        --------          ---------
                 Total current assets                    144,847             90,259
                                                        --------          ---------
Property and Equipment:
         Land                                             14,533             10,225
         Buildings, boat, barge and improvements         133,717            121,807
         Furniture, fixtures and equipment                44,418             41,572
         Less:  accumulated depreciation                 (33,712)           (26,493)
                                                        --------          ---------
                                                         158,956            147,111
         Construction in progress                        104,920             38,644
                                                        --------          ---------
                 Net property and equipment              263,876            185,755
                                                        --------          ---------

Escrow funds                                                   -             42,235
Goodwill, net                                             38,555             39,226
Other assets, net                                         18,502             20,122
                                                        --------           --------
                                                        $465,780           $377,597
                                                        ========           ========


                           LIABILITIES AND MEMBERS' EQUITY
Current Liabilities:
         Current maturities of long-term debt           $  1,199           $ 11,060
         Accounts payable                                  3,063              3,184
         Construction payables                            22,520             14,106
         Accrued expenses and other                       25,331             23,751
                                                        --------           --------
                 Total current liabilities                52,113             52,101

Long-term debt, less current maturities                  296,440            221,648
                                                        --------           --------

Minority Interest                                           (946)              (827)

Commitments and Contingencies

Redeemable Ownership Interests, net                       26,861             24,893

Members' Equity                                           91,312             79,782
                                                        --------           --------
                                                        $465,780           $377,597
                                                        ========           ========



             The accompanying notes are an integral part of these
                 consolidated condensed financial statements.

                  HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                                (IN THOUSANDS)


                                      Three Months Ended              Six Months Ended
                                           June 30,                       June 30,
                                   ------------------------         --------------------
                                       1997          1996              1997        1996
                                   ---------      ---------         ---------  ---------
Revenues:
   Casino                          $  76,760      $  80,221         $ 156,716   $163,893
   Food and beverage                   6,967          6,830            13,858     13,541
   Hotel                               1,679          2,057             3,328      4,028
   Other                               1,048          1,133             2,064      2,383
                                   ---------      ---------         ---------   --------
                                      86,454         90,241           175,966    183,845
   Promotional allowances             (6,474)        (6,309)          (12,926)   (12,563)
                                   ---------      ---------         ---------   --------
     Net Revenues                     79,980         83,932           163,040    171,282
                                   ---------      ---------         ---------   --------

Expenses:
   Casino                             41,093         42,019            83,452     84,071
   Food and beverage                   2,507          2,663             5,088      5,411
   Hotel                               2,498          2,051             3,669      3,692
   Other                                 344            351               599        729
   General and administrative         13,303         13,317            26,224     27,506
   Development                           506          3,026               734      3,909
   Depreciation and amortization       4,442          4,009             8,741      7,732
                                   ---------      ---------         ---------   --------
     Total expenses                   64,693         67,436           128,507    133,050
                                   ---------      ---------         ---------   --------

Operating Income                      15,287         16,496            34,533     38,232

Other Income (Expense):
   Interest expense                   (4,596)        (7,639)           (9,845)   (14,254)
   Interest and other income           1,164          1,423             2,648      2,555
   Other                                (347)           291              (411)       236
   Minority interest in income
     of subsidiaries                    (201)          (522)             (583)    (1,025)
                                   ---------      ---------         ---------   --------



Income before extraordinary loss on
     early retirement of debt         11,307         10,049            26,342     25,744

Extraordinary loss on early
retirement of debt                    (5,243)             -            (5,243)         -
                                   ---------      ---------         ---------   --------

Net Income                         $   6,064      $  10,049         $  21,099   $ 25,744
                                   =========      =========         =========   ========




             The accompanying notes are an integral part of these
                 consolidated condensed financial statements.

                  HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                (IN THOUSANDS)


                                                                  Six Months Ended
                                                                      June  30,
                                                              --------------------------
                                                                1997              1996
                                                              --------         ---------
Cash provided by operating activities:
   Net Income                                                 $ 21,099          $ 25,744
   Adjustments to reconcile net income to
     net cash provided by operating activities:
      Minority interest in income of subsidiary                    583             1,025
      Depreciation and amortization                              8,741             7,784
      Amortization of debt discount, deferred
          finance charges and other                              1,347             1,829
      Extraordinary loss on early retirement of debt             5,243                 -
      Loss on disposal of land and other assets                      -               201
      Provision for doubtful accounts                            3,127             2,753
      Increase in redeemable ownership interests                 1,272             2,957
      Net change in assets and liabilities                      (5,315)           (2,803)
                                                              --------          --------
        Net cash provided by operating activities               36,097            39,490
                                                              --------          --------

Cash flows from investing activities:
   Purchases of property and equipment                         (84,392)          (16,575)
   Proceeds from land held for sale                                  -             1,400
   Decrease (increase)  in escrow funds                         42,235           (45,120)
   Increase (decrease) in construction payable                   8,414            (2,409)
   Increase in other assets                                       (471)           (3,629)
                                                              --------          --------
        Net cash used in investing activities                  (34,214)          (66,333)
                                                              --------          --------

Cash flows from financing activities:
   Proceeds from debt and warrants, net of debt issue
       costs of $3,400                                         156,438            49,073
   Payments on debt, including early retirement
       premium and penalties                                   (97,627)          (11,373)
   Distributions to minority shareholders                         (702)             (735)
   Capital distributions                                        (9,049)          (11,150)
                                                              --------          --------
        Net cash provided by financing activites                49,060            25,815
                                                              --------          --------

Net change in cash and cash equivalents                         50,943            (1,028)
Cash and cash equivalents, beginning of period                  79,159            65,541
                                                              --------          --------
Cash and cash equivalents, end of period                      $130,102          $ 64,513
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

3.  Long-Term Debt:

In June 1997, the Company received proceeds of approximately $155.9 million, net of costs, from the sale of $160 million principal amount of 9 3/8% Senior Subordinated Notes. The Notes were sold at a price of 99.899% of par value, are due June 15, 2007 and require semi-annual interest payments. The net proceeds from the notes received by the Company were used to repay approximately $76 million outstanding (including prepayment penalty) under the Credit Facility and to repurchase $13 million in aggregate principal amount of Senior Notes which had a fair market value of $14.5 million together with accrued and unpaid interest related thereto. The remainder will be loaned to HE and RPG to finance a portion of the costs associated with the expansion of Horseshoe Bossier City and Horseshoe Casino Center, respectively.

The Company is required to file a registration statement with the Securities and Exchange Commission (the "SEC") for new notes with identical terms (the "Registered Notes") and have such registration statement declared effective by the SEC by December 8, 1997. The Company is required to exchange the Senior Subordinated Notes for the Registered Notes within 30 days of the registration statement being declared effective. If the Company does not meet these deadlines, the Company will be obligated to pay liquidated damages equal to $0.05 per week per $1,000 principal amount of the notes, increasing by $0.05 per week per $1,000 principal amount for each 90 day period the Company is in default up to a maximum of $0.35 per week per $1,000 principal amount.

4. Unit Option Plan:

During 1997 the Company's manager, Horseshoe Gaming, Inc., approved the Company's 1997 Unit Option Plan which provides for certain employees to be granted options to purchase membership units in the Company at a fixed price of $3.47 per unit. The options vest in three equal annual installments beginning one year subsequent to the date of the option holder's employment and expire after 10 years. At June 30, 1997, 631,225 units had been granted, 210,408 of which had been vested. Management estimated that the minimum fair value of the options (as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation) was immaterial on the date of grant and June 30, 1997.

Any units purchased by employees upon exercise of the options may be repurchased by the Company at a price equal to the then fair market value of the units. Accordingly, the unit option plan is accounted for as a variable plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees." On the date of grant the exercise price of the options exceeded management's estimate of the fair value of the units; therefore, no compensation expense was recorded. Compensation expense will be recognized in future periods to the extent the fair value of the units in the Company increases above the exercise price of the options.

                NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                (IN THOUSANDS)


                                                              June 30,        December 31,
                                                                1997              1996
                                                              --------          --------
                                                             (Unaudited)
                                      ASSETS
Current Assets:
   Cash and cash equivalents                                  $ 19,526          $ 14,913
   Accounts receivable, net                                      1,870             1,901
   Inventories                                                   1,256               957
   Prepaid expenses and other                                    1,860             1,102
                                                              --------          --------
      Total current assets                                      24,512            18,873
                                                              --------          --------
Property and Equipment:
   Land                                                         10,424             6,115
   Buildings, boat and improvements                             72,468            71,554
   Furniture, fixtures and equipment                            25,445            24,125
   Less:  accumulated depreciation                             (19,101)          (15,028)
                                                              --------          --------
                                                                89,236            86,766
   Construction in progress                                     70,558            18,482
                                                              --------          --------
      Net property and equipment                               159,794           105,248
                                                              --------          --------

Other Assets:
   Goodwill, net                                                18,453            18,788
   Other, net                                                   10,433            11,269
                                                              --------          --------
                                                              $213,192          $154,178
                                                              ========          ========


                              LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities:
   Current maturities of long-term debt                       $ 15,214          $ 11,854
   Accounts payable                                              1,601             1,882
   Due to affiliates                                             5,140             2,536
   Construction payables                                        16,232             7,161
   Accrued expenses and other                                   13,809             8,373
                                                              --------          --------
      Total current liabilities                                 51,996            31,806

Long-term debt, less current maturities                        132,567            97,837

Minority Interest                                                 (946)             (827)

Commitments and Contingencies

Partners' Capital                                               29,575            25,362
                                                              --------          --------
                                                              $213,192          $154,178
                                                              ========          ========





             The accompanying notes are an integral part of these
                 consolidated condensed financial statements.

                NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                                (IN THOUSANDS)



                                        Three Months Ended                   Six Months Ended
                                              June 30,                           June 30,
                                       -------------------                ---------------------
                                         1997       1996                   1997          1996
                                       --------    -------                -------       -------
Revenues:
   Casino                              $ 37,021    $42,683                $76,480       $86,208
   Food and beverage                      3,861      4,107                  7,580         7,973
   Hotel                                    850      1,164                  1,677         2,239
   Other                                    414        493                    834           954
                                       --------    -------                -------       -------
                                         42,146     48,447                 86,571        97,374
   Promotional allowances                (3,340)    (3,640)                (6,368)       (7,002)
                                       --------    -------                -------       -------
      Net revenues                       38,806     44,807                 80,203        90,372
                                       --------    -------                -------       -------
Expenses:
   Casino                                20,714     23,724                 42,911        47,885
   Food and beverage                      1,562      1,485                  3,334         3,320
   Hotel                                  1,707      1,138                  2,157         2,021
   Other                                    112        156                    224           347
   General and administrative             6,769      6,730                 13,934        14,978
   Depreciation and amortization          2,592      2,260                  5,078         4,210
                                       --------    -------                -------       -------
      Total                              33,456     35,493                 67,638        72,761
                                       --------    -------                -------       -------

Operating Income                          5,350      9,314                 12,565        17,611

Other Income (Expense):
   Interest expense                      (2,977)    (2,844)                (6,076)       (5,465)
   Interest income                          220        144                    467           409
   Other, net                                (4)       418                     (9)          418
   Minority interest in income
      of subsidiary                        (201)      (522)                  (583)       (1,025)
                                       --------    -------                -------       -------
Net Income                             $  2,388    $ 6,510                $ 6,364       $11,948
                                       ========    =======                =======       =======





             The accompanying notes are an integral part of these
                 consolidated condensed financial statements.

                NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                (IN THOUSANDS)


                                                                            Six Months Ended
                                                                                 June 30,
                                                                          ---------------------
                                                                            1997         1996
                                                                          -------     ---------
Cash provided by operating activities:
   Net Income                                                             $ 6,364     $  11,948
   Adjustments to reconcile net income to
     net cash provided by operating activities:
      Minority interest in income of subsidiary                               583         1,025
      Depreciation and amortization                                         5,078         4,210
      Amortization of debt discount, deferred
        finance charges and other                                             523           327
      Loss on disposal of land and other assets                               217
      Provision for doubtful accounts                                         788           795
      Net change in assets and liabilities                                  3,341        (4,302)
                                                                         --------     ---------
        Net cash provided by operating activites                           16,677        14,220
                                                                         --------     ---------

Cash flows from investing activities:
   Purchase of property and equipment                                     (57,626)      (14,035)
   Proceeds from land held for sale                                             -         1,400
   Increase (decrease) in construction payable                              9,071        (2,409)
   Increase in other assets                                                (1,235)         (658)
                                                                         --------     ---------
        Net cash used in investing activities                             (49,790)      (15,702)
                                                                         --------     ---------

Cash flows from financing activities:
   Proceeds from debt                                                      46,400         9,000
   Payments on debt                                                        (8,310)       (4,022)
   Capital distributions                                                   (2,226)      (14,170)
   Distributions to minority shareholders                                    (702)         (735)
   Changes in due to/from affiliates                                        2,564          (381)
                                                                         --------     ---------
        Net cash provided by (used in) financing activities                37,726       (10,308)
                                                                         --------     ---------

Net change in cash and cash equivalents                                     4,613       (11,790)
Cash and cash equivalents, beginning of period                             14,913        27,025
                                                                         --------     ---------
Cash and cash equivalents, end of period                                 $ 19,526     $  15,235
                                                                         ========     =========





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

                        ROBINSON PROPERTY GROUP, L.P.
                           CONDENSED BALANCE SHEETS
                                (IN THOUSANDS)




                                                                         June 30,    December 31,
                                                                           1997          1996
                                                                         --------      --------
                                                                        (Unaudited)
                                     ASSETS

Current Assets:
   Cash and cash equivalents                                             $ 19,338      $ 22,858
   Accounts receivable, net                                                 8,010         5,883
   Inventories                                                                510           478
   Prepaid expenses and other                                                 744           275
                                                                         --------      --------
      Total current assets                                                 28,602        29,494
                                                                         --------      --------
Property and Equipment:
   Land                                                                     4,110         4,110
   Buildings, barge and improvements                                       61,249        50,253
   Furniture, fixtures and equipment                                       18,384        16,933
   Less:  accumulated depreciation                                        (14,439)      (11,370)
                                                                         --------      --------
                                                                           69,304        59,926
   Construction in progress                                                34,363        20,162
                                                                         --------      --------
      Net property and equipment                                          103,667        80,088
                                                                         --------      --------

Other Assets:
   Goodwill, net                                                           20,102        20,438
   Other, net                                                               4,347         3,857
                                                                         --------      --------
                                                                         $156,718      $133,877
                                                                         ========      ========


                                  LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
   Accounts payable                                                      $  1,409      $  1,274
   Due to affiliates                                                        2,232         1,736
   Construction payables                                                    6,288         6,945
   Accrued expenses and other                                              10,375         8,503
                                                                         --------      --------
      Total current liabilities                                            20,304        18,458

Long-term debt, less current maturities                                    49,400        43,000

Commitments and Contingencies

Partners' Capital                                                          87,014        72,419
                                                                         --------      --------
                                                                         $156,718      $133,877
                                                                         ========      ========




                    The accompanying notes are an integral
                part of these condensed financial statements.

                        ROBINSON PROPERTY GROUP, L.P.
                      CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                                (IN THOUSANDS)





                                        Three Months Ended                   Six Months Ended
                                             June 30,                            June 30,
                                        ------------------                ---------------------
                                          1997       1996                   1997         1996
                                        -------    -------                -------       -------
Revenues:
   Casino                               $39,739    $37,538                $80,236       $77,685
   Food and beverage                      3,106      2,723                  6,278         5,568
   Hotel                                    829        893                  1,651         1,789
   Other                                    634        640                  1,230         1,429
                                        -------    -------                -------       -------
                                         44,308     41,794                 89,395        86,471
   Promotional allowances                (3,134)    (2,669)                (6,558)       (5,561)
                                        -------    -------                -------       -------
      Net revenues                       41,174     39,125                 82,837        80,910
                                        -------    -------                -------       -------

Expenses:
   Casino                                20,379     18,295                 40,541        36,186
   Food and beverage                        945      1,178                  1,754         2,091
   Hotel                                    791        913                  1,512         1,671
   Other                                    232        195                    375           382
   General and administrative             5,934      6,585                 11,690        12,528
   Depreciation and amortization          1,845      1,764                  3,653         3,512
                                        -------    -------                -------       -------
      Total                              30,126     28,930                 59,525        56,370
                                        -------    -------                -------       -------

Operating Income                         11,048     10,195                 23,312        24,540

Other Income (Expense):
   Interest expense                        (936)    (1,834)                (1,538)       (4,784)
   Interest and other income                160
                                                       141                    360           442
   Other, net                              (342)         -                   (346)            -
                                        -------    -------                -------       -------

Net Income                              $ 9,930    $ 8,502                $21,788       $20,198
                                        =======    =======                =======       =======





                    The accompanying notes are an integral
                part of these condensed financial statements.

                        ROBINSON PROPERTY GROUP, L.P.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                (IN THOUSANDS)


                                                                            Six Months Ended
                                                                                June 30,
                                                                         ----------------------
                                                                           1997          1996
                                                                         --------      --------
Cash provided by operating activities:
   Net Income                                                            $ 21,788      $ 20,198
   Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization                                       3,653         3,512
        Amortization of debt discount, deferred
           finance charges and other                                          274         1,150
        Provision for doubtful accounts                                     2,339         1,958
        Net change in assets and liabilities                               (2,960)       (2,663)
                                                                         --------      --------

               Net cash provided by operating activities                   25,094        24,155
                                                                         --------      --------

Cash flows from investing activities:
   Purchases of property and equipment                                    (26,692)       (2,270)
   Increase in construction payable                                          (657)            -
   (Increase) decrease in other assets                                       (827)          305
                                                                         --------      --------
               Net cash used in investing activities                      (28,176)       (1,965)
                                                                         --------      --------

Cash flows from financing activities:
   Proceeds from debt                                                       6,400             -
   Payments on debt                                                             -       (32,000)
   Capital distributions                                                   (7,294)            -
   Changes in due to/from affiliates                                          456        (4,519)
                                                                         --------      --------
               Net cash used in financing activities                         (438)      (36,519)
                                                                         --------      --------

Net change in cash and cash equivalents                                    (3,520)      (14,329)
Cash and cash equivalents, beginning of period                             22,858        32,706
                                                                         --------      --------

Cash and cash equivalents, end of period                                 $ 19,338      $ 18,377
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

      INTRODUCTION

      The formation of the Company culminated with a transaction which resulted in the Company (a newly formed holding company) owning, as of October 1, 1995, 50% or more of several entities that were previously owned by Mr. Binion, certain related parties and certain unrelated parties (the "Roll-Up Transaction"). Mr. Binion now services as the Chairman of the Board of Directors and Chief Executive Officer of Horseshoe Gaming, Inc. ("HGI"), the manager of the Company.

      As a result of the Roll-Up Transaction, the Company owned 89% of HE, the partnership that owns the Horseshoe Bossier City, 100% of RPG, the partnership that owns the Horseshoe Casino Center, and 80% of Horseshoe Ventures, L.L.C., a Delaware limited liability company ("Horseshoe Ventures"), which was formed to pursue casino development opportunities in new jurisdictions. As of December 31, 1995, a wholly owned subsidiary of the Company acquired an additional 2.92% ownership interest in HE and in 1996 entered into an option agreement to acquire an additional 1% ownership interest in HE.

      RESULTS OF OPERATIONS

          The Horseshoe Bossier City is one of four riverboat casinos currently operating in the Bossier City/Shreveport, Louisiana market. The Louisiana Gaming Control Board has approved the relocation of a riverboat casino to the Bossier City/Shreveport market on the basis of a proposal to locate a new facility adjacent to an existing competitor's facility in Shreveport in October 1997 (although the owner of the riverboat has recently requested permission for the riverboat to remain in New Orleans). The Louisiana Gaming Control Board is currently accepting proposals for the remaining fifteenth license, which was rescinded due to the withdrawal of the joint venture's financial partner. This license, once granted, may be located in the Bossier City/Shreveport market. Management believes that the Bossier City/Shreveport market is sufficiently large to allow six riverboat casinos to operate profitably. The Horseshoe Bossier City is undergoing a major expansion of the Horseshoe Bossier City and the potential addition of two riverboat casinos in the Bossier City/Shreveport Market will increase the size and scope of the overall gaming market, mitigating the potential adverse impact on future operating levels at the Horseshoe Bossier City. The impact on operating margins from the overall increase in supply to this market is uncertain.

          The Horseshoe Casino Center operates in the competitive Tunica County, Mississippi, market, which currently consists of nine casinos. Several of the existing Tunica casinos have recently completed or are undergoing significant expansion projects, including the Horseshoe Casino Center (see "Liquidity and Capital Resources" and "Development" sections below for additional discussion of expansion plans) . While Management expects that this new competition will affect the Horseshoe Casino Center's revenues and operating income, Management also believes the expansion will increase the size and scope of the overall Tunica gaming market, mitigating the potential adverse impact on future operating levels at the Horseshoe Casino Center. The impact on operating margins from the overall increase in supply to this market is uncertain.

          The Company has not experienced any significant seasonal trends; however, the Company has a limited operating history and the Company may determine in the future that its revenues and income may be seasonal in nature.

      Three months ended June 30, 1997 and 1996

      Net revenues of the Company for the quarter ended June 30, 1997 was $80.0 million as compared to $83.9 million for the comparable period in 1996. The decrease in net revenues of $3.9 million, or 4.6%, occurred at the Horseshoe Bossier City, which reflected a decrease in casino revenues of $5.7 million.

      The Horseshoe Bossier City contributed net revenues and operating income, respectively, of $38.8 million and $5.4 million for the quarter ended June 30, 1997, and $44.8 million and $9.3 million for the quarter ended June 30, 1996. Operating income decreased by 41.9%, or $3.9 million in the 1997 period as compared to the 1996 period. The decrease in operating income is due to a reduction in volume from increased competition and construction interruption and a reduction in hold percentage, mainly in table games for the months of April and May. The Horseshoe Bossier City's net revenues include casino revenues and non-casino revenues, respectively, of $37.0 million and $1.8 million for the quarter ended June 30, 1997 and $42.7 million and $2.1 million for the quarter ended June 30, 1996. Casino revenue per day decreased approximately 13.2% in 1997 to $407,000 from $469,000 in 1996.

The Horseshoe Casino Center contributed net revenues and operating income of $41.2 million and $11.0 million, respectively for the three months ended June 30, 1997 and $39.1 million and $10.2 million, respectively for the three months ended June 30, 1996. Operating income increased by 7.8%, or $.8 million in the 1997 period as compared to the 1996 period. The increase in operating income is due to the increase in casino revenues from increased volume. The
Horseshoe Casino Center's 1997 net revenues include casino revenues and non-casino revenues, respectively, of $39.7 million and $1.5 million for the quarter ended June 30, 1997 and $37.5 million and $1.6 million for the quarter ended June 30, 1996. Casino revenue per day increased approximately 5.8% in 1996 to $437,000 from $413,000 in 1996.

Development expenses, which are included in operating income, were $.5 million and $3.0 million for the quarters ended June 30, 1997 and 1996, respectively. The 1996 period includes expenses associated with the Company's failure to obtain a license to conduct gaming in the state of Indiana.

The increase of $.4 million in depreciation and amortization is mainly due to Horseshoe Bossier City's addition of a parking garage and administrative building during 1996.

OTHER FACTORS AFFECTING EARNINGS

The decrease in net interest expense of $2.8 million for the three months ended June 30, 1997, compared with the prior year period ended June 30, 1996, is mainly due to the capitalization of interest related to the expansion of both the Horseshoe Bossier City and Horseshoe Casino center. Total interest capitalized for the three months ended June 30, 1997 was $2.7 million.

Six months ended June 30, 1997 and 1996

Net revenues of the Company for the six months ended June 30, 1997 was $163.0 million as compared to $171.3 million for the comparable period in 1996. The decrease in net revenues of $8.3 million, or 4.8%, occurred at the Horseshoe Bossier City, which reflected a decrease in casino revenues of $10.2 million.

The Horseshoe Bossier City contributed net revenues and operating income, respectively, of $80.2 million and $12.6 million for the six months ended June 30, 1997, and $90.4 million and $17.6 million for the six months ended June 30, 1996. Operating income decreased by 28.4%, or $5.0 million in the 1997 period as compared to the 1996 period. The decrease in operating income is due to a reduction in volume from increased competition and construction interruption and a reduction in hold percentage, mainly in table games for the months of April and May. The Horseshoe Bossier City's net revenues include casino revenues and non-casino revenues, respectively, of $76.5 million and $3.7 million for the six months ended June 30, 1997 and $86.2 million and $4.2 million for the six months ended June 30, 1996. Casino revenue per day decreased approximately 10.8% in 1997 to $423,000 from $474,000 in 1996.

The Horseshoe Casino Center contributed net revenues and operating income of $82.8 million and $23.3 million, respectively for the six months ended June 30, 1997 and $80.9 million and $24.5 million, respectively for the six months ended June 30, 1996. Operating income decreased by 4.9%, or $1.2 million in the 1997 period as compared to the 1996 period. During 1996 two additional casinos commenced operations in the Tunica market which caused an increase in casino service levels designed to mitigate potential erosion of revenue from increased competition. Direct and indirect marketing costs, promotional allowances and the maturation of the work force from the growth in service levels all reflect increases from the 1996 period as a direct result of increased competition in the Tunica market. The Horseshoe Casino Center's 1997 net revenues include casino revenues and non-casino revenues, respectively, of $80.2 million and $2.6 million for the six months ended June 30, 1997 and $77.7 million and $3.2 million for the six months ended June 30, 1996. Casino revenue per day increased approximately 3.7% in 1996 to $443,000 from $427,000 in 1996.

Development expenses, which are included in operating income, were $.7 million and $3.9 million for the six months ended June 30, 1997 and 1996, respectively. The 1996 period includes expenses associated with the Company's failure to obtain a license to conduct gaming in the state of Indiana.

The increase of $.7 million in depreciation and amortization is mainly due to Horseshoe Bossier City's addition of a parking garage and administrative building during 1996.

OTHER FACTORS AFFECTING EARNINGS

The decrease in net interest expense of $4.5 million for the six months ended June 30, 1997, compared with the prior year period ended June 30, 1996, is mainly due to the capitalization of interest related to the expansion of both the Horseshoe Bossier City and Horseshoe Casino Center. Total interest capitalized for the six months ended June 30, 1997 was $4.7 million

LIQUIDITY AND CAPITAL RESOURCES

   In June 1997, the Company received proceeds of approximately $155.9 million, net of costs, from the sale of $160 million principal amount of 9 3/8% Senior Subordinated Notes. The Notes were sold at a price of 99.899% of par value, are due June 15, 2007 and require semi-annual interest payments. The net proceeds from the Notes received by the Company were used to repay approximately $76 million (including prepayment penalty) outstanding under the Credit Facility, and to repurchase $13 million in aggregate principal amount of Senior Notes which had a fair market value of approximately $14.5 million together with accrued and unpaid interest related thereto. The remainder is to be loaned to HE and RPG to finance a portion of the costs associated with the expansion of Horseshoe Bossier City and Horseshoe Casino Center, respectively. The expansion of the Horseshoe Casinos is budgeted to cost an aggregate of approximately $275 million (exclusive of capitalized interest). As of June 30, 1997, approximately $113 million had been expended by the Company in connection with the expansion projects. The Company anticipates that the remaining costs associated with the expansion of the Horseshoe Casinos, which are estimated to be approximately $162 million, will be funded with excess cash on hand including the remaining proceeds from the offering, cash flow from operations, FF&E financing, and to the extent necessary, additional borrowings under the Credit Facility or a replacement credit facility.

As of June 30, 1997, the Company had approximately $130 million of cash and cash equivalents and had the ability to borrow an additional $172 million pursuant to the most restrictive debt incurrence tests set forth in the Credit Facility, the Senior Notes and the Notes. The lender under the Credit Facility has entered into an amendment to the Credit facility pursuant to which the lender has agreed to purchase on, or prior to, August 31, 1997, up to an additional $80 million in notes pursuant to the Credit Facility, subject to the fulfillment of certain conditions by the Company, including receipt of certain regulatory approvals. The Company intends to amend its Credit Facility or enter into a new revolving credit facility to provide for approximately $100 million of borrowing capacity. There can be no assurance, however, that the Company will be able to amend the Credit Facility to provide for additional borrowing capacity or that the Company will be able to obtain additional financing on acceptable terms, if at all. The failure of the Company to obtain additional financing would have a material adverse effect on the Company and its ability to complete the Horseshoe Casinos expansion projects.

DEVELOPMENT

Bossier City, Louisiana

   Horseshoe Bossier City is currently expanding its entire casino facility at a cost of approximately $180 million, excluding financing costs attributable to such expenditures. The expansion plans include a 25 story hotel tower with 606 suites, meeting room facilities, a health club and spa, the renovation and expansion of existing dockside facilities, a new expanded riverboat casino facility (with approximately 40% more space and featuring approximately 1,349 slot machines, 61 table games and 10 poker tables), the addition of two specialty restaurants, the enlargement of the existing buffet and the recently completed 1,100 space parking garage, administration building and remodeled existing steak house restaurant. Management estimates the project will be completed during the fourth quarter of 1997.

Tunica, Mississippi

   Horseshoe Casino Center is expanding its casino complex at a cost of approximately $95 million, excluding financing costs attributable to such expenditures. Development plans include an additional 15,000 square feet of gaming space for approximately 420 slot machines and 17 table games, 309 additional hotel suites, a multi-level, 1,000 space parking garage and Bluesville, an entertainment facility which will accommodate approximately 1,000 customers. Additional facilities will include a health club, one additional restaurant, a relocated and expanded buffet, a remodeled steak house, meeting room facilities and other amenities. Management expects the project will be completed during the fourth quarter of 1997.

OTHER ITEMS

   The Company is currently conducting discussions with Lady Luck Gaming Corporation regarding joint development of a casino on a Vicksburg, Mississippi site owned by Lady Luck. A definite agreement has not been reached, and there is no assurance that an agreement will be reached, nor is there any assurance as to what may be the terms of any such agreement.

   The Company may be required to repurchase ownership interest held by employees, in the event of termination of their employment, at a price determined by independent appraisal. The total ownership interest held by employees subject to buy-out provisions was 9.1% as of June 30, 1997. The value of these ownership interests, amounting to $26.9 million, is reflected in the accompanying consolidated financial statements as Redeemable Ownership Interest.

PART II      OTHER INFORMATION

ITEM 6       EXHIBITS AND REPORTS ON FORM 8-K

             EXHIBITS

             27.1 Financial Data Schedule-Horseshoe Gaming L.L.C. and Subsidiaries (for SEC use only).

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



                                       HORSESHOE GAMING, L.L.C.
                                       a Delaware limited liability company


                                       By:   Horseshoe Gaming, Inc.,
                                             a Nevada corporation

                                       Its:  Manager




Date: August 13, 1997                  By:   /s/ Walter J. Haybert
                                             -----------------------------------
                                             Treasurer and Chief Financial
                                             Officer of Horseshoe Gaming, Inc.

                                EXHIBIT INDEX


Exhibit
Number           Description

      27.1 Financial Data Schedule-Horseshoe Gaming L.L.C. and Subsidiaries (for SEC use only)