Form 10-Q
period 1997-09-30
HORSESHOE GAMING LLC
filed 1997-11-12
CIK 1005732

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


          QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                September 30, 1997
                                        ------------------------


Commission File Number                  333-00214


                            HORSESHOE GAMING, L.L.C.
             (Exact name of registrant as specified in its charter)


         Delaware                        7999                    88-0343515
     (State or other           (Primary Standard Industrial   (I.R.S. Employer
jurisdiction of incorporation   Classification Code Number)  Identification No.)
      or organization)

                               4024 Industrial Rd.
                             Las Vegas, Nevada 89103
                                 (702) 650-0080
          (Address, including zip code, and telephone number, including area code, of registrants' principal executive office)









Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes [X] No [ ]

                   HORSESHOE GAMING, L. L. C. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        QUARTER ENDED SEPTEMBER 30, 1997

INDEX                                                                                       PAGE
-----                                                                                       -----
PART I        FINANCIAL INFORMATION

ITEM 1        Financial Statements:

      Horseshoe Gaming, L. L. C. and Subsidiaries:
         Consolidated Condensed Balance Sheets
              at September 30, 1997 (unaudited) and December 31, 1996......................  3
         Consolidated Condensed Statements of Operations (unaudited)
              for the three and nine months ended September 30, 1997 and 1996..............  4
         Consolidated Condensed Statements of Cash Flows (unaudited)
              for the nine months ended September 30, 1997 and 1996........................  5
         Notes to Consolidated Condensed Financial Statements..............................  6

      New Gaming Capital Partnership and Subsidiary:
         Consolidated Condensed Balance Sheets
              at September 30, 1997 (unaudited) and December 31, 1996......................  7
         Consolidated Condensed Statements of Operations (unaudited)
              for the three and nine months ended September 30, 1997 and 1996..............  8
         Consolidated Condensed Statements of Cash Flows (unaudited)
              for the nine months ended September 30, 1997 and 1996........................  9
         Notes to Consolidated Condensed Financial Statements.............................. 10

      Robinson Property Group, L.P.:
         Condensed Balance Sheets
              at September 30, 1997 (unaudited) and December 31, 1996...................... 11
         Condensed Statements of Operations (unaudited)
              for the three and nine months ended September 30, 1997 and 1996.............. 12
         Condensed Statements of Cash Flows (unaudited)
              for the nine months ended September 30, 1997 and 1996........................ 13
         Notes to Condensed Financial Statements........................................... 14

ITEM 2        Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................................... 15

        PART II       OTHER INFORMATION

ITEM 6   Exhibits and reports on Form 8-K.................................................. 18

SIGNATURES ................................................................................ 19

PART I        FINANCIAL INFORMATION
ITEM 1        FINANCIAL STATEMENTS


                    HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                 September 30,       December 31,
                                                                     1997               1996
                                                                 -------------       ------------
                                                                 (Unaudited)
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                        $ 87,945          $ 79,159
   Accounts receivable, net                                           10,764             8,026
   Inventories                                                         1,994             1,435
   Prepaid expenses and other                                          2,940             1,639
                                                                    --------          --------
              Total current assets                                   103,643            90,259
                                                                    --------          --------
Property and Equipment:
   Land                                                               14,688            10,225
   Buildings, boat, barge and improvements                           134,636           121,807
   Furniture, fixtures and equipment                                  44,908            41,572
   Less:  accumulated depreciation                                   (37,555)          (26,493)
                                                                    --------          --------
                                                                     156,677           147,111
   Construction in progress                                          160,615            38,644
                                                                    --------          --------
              Net property and equipment                             317,292           185,755
                                                                    --------          --------

Escrow funds                                                              --            42,235
Goodwill, net                                                         38,140            39,226
Other assets, net                                                     19,727            20,122
                                                                    $478,802          $377,597
                                                                    ========          ========

                         LIABILITIES AND MEMBERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt                            $   1,198         $  11,060
   Accounts payable                                                    5,256             3,184
   Construction payables                                              21,406            14,106
   Accrued expenses and other                                         26,037            23,751
                                                                    --------          --------
              Total current liabilities                               53,897            52,101

Long-term debt, less current maturities                              296,571           221,648
                                                                    --------          --------

Minority Interest                                                       (989)             (827)

Commitments and Contingencies

Redeemable Ownership Interests, net                                   29,003            24,893

Members' Equity                                                      100,320            79,782
                                                                    --------          --------
                                                                    $478,802          $377,597
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

                    HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                             Three Months Ended               Nine Months Ended
                                               September 30,                    September 30,
                                            ---------------------          -----------------------
                                             1997          1996              1997           1996
                                            -------       -------          --------       --------
Revenues:
   Casino                                   $80,569       $79,788          $237,285       $243,681
   Food and beverage                          7,648         6,829            21,506         20,370
   Hotel                                      1,698         2,027             5,026          6,055
   Other                                      1,031           990             3,095          3,373
                                            -------       -------          --------       --------
                                             90,946        89,634           266,912        273,479
   Promotional allowances                    (7,168)       (6,325)          (20,094)       (18,888)
                                            -------       -------          --------       --------
      Net revenues                           83,778        83,309           246,818        254,591
                                            -------       -------          --------       --------

Expenses:
   Casino                                    43,500        42,200           126,952        126,271
   Food and beverage                          2,655         1,824             7,743          7,235
   Hotel                                      1,908         1,712             5,577          5,404
   Other                                        239           382               838          1,111
   General and administrative                10,372        11,315            32,083         34,765
   Development                                  164         1,402               898          5,311
   Pre opening                                  541             -               541              -
   Depreciation and amortization              4,580         3,989            13,321         11,721
   Corporate charges                          4,020         1,968             8,533          6,024
                                            -------       -------          --------       --------
                                             67,979        64,792           196,486        197,842
                                            -------       -------          --------       --------

Operating Income                             15,799        18,517            50,332         56,749

Other Income (Expense):
   Interest expense                          (4,994)       (7,094)          (14,839)       (21,348)
   Interest and other income                  1,269         1,851             3,917          4,406
   Other                                         (9)         (120)             (420)           116
   Minority interest in income
      of subsidiaries                          (367)         (627)             (950)        (1,652)
                                            -------       -------          --------       --------

Income before extraordinary loss on
   early retirement of debt                  11,698        12,527            38,040         38,271

Extraordinary loss on early retirement
  of debt                                         -             -            (5,243)             -
                                            -------       -------          --------       --------

Net Income                                  $11,698       $12,527          $ 32,797       $ 38,271
                                            =======       =======          ========       ========


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                    HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         Nine Months Ended
                                                                           September  30,
                                                                   -------------------------------
                                                                     1997                  1996
                                                                   ---------             ---------
Cash provided by operating activities:
   Net Income                                                      $  32,797              $ 38,271
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Minority interest in income of subsidiary                       950                 1,651
         Depreciation and amortization                                13,321                11,721
         Amortization of debt discount, deferred
           finance charges and other                                   1,798                 1,911
         Extraordinary loss on early retirement of debt                5,243                  -
         Loss on disposal of land and other assets                       295                   217
         Provision for doubtful accounts                               4,432                 3,729
         Increase in redeemable ownership interests                    2,907                 3,157
         Net change in assets and liabilities                         (4,688)              (11,482)
                                                                   ---------             ---------
           Net cash provided by operating activities                  57,055                49,175
                                                                   ---------             ---------

Cash flows from investing activities:
   Purchases of property and equipment                              (141,945)              (32,391)
   Proceeds from land held for sale                                   -                      1,100
   Decrease (increase)  in escrow funds                               42,235               (30,098)
   Increase (decrease) in construction payable                         7,300                 3,508
   Increase in other assets                                           (1,687)               (4,419)
                                                                   ---------             ---------
              Net cash used in investing activities                  (94,097)              (62,300)
                                                                   ---------             ---------

Cash flows from financing activities:
   Proceeds from debt and warrants, net of debt issue costs
      of $4,027                                                      155,811                49,073
   Payments on debt, including early retirement premium
      and penalties                                                  (97,639)              (15,547)
   Distributions to minority shareholders                             (1,112)                 (735)
   Capital distributions                                             (11,232)              (15,379)
                                                                   ---------             ---------
              Net cash provided by financing activities               45,828                17,412
                                                                   ---------             ---------

Net change in cash and cash equivalents                                8,786                 4,287
Cash and cash equivalents, beginning of period                        79,159                65,541
                                                                   ---------             ---------
Cash and cash equivalents, end of period                           $  87,945             $  69,828
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

                    HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Introduction:

The accompanying unaudited Consolidated Condensed Financial Statements of Horseshoe Gaming, L.L.C., a Delaware limited liability company, and Subsidiaries (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and disclosures necessary for complete financial statements in conformity with generally accepted accounting principles. The consolidated condensed balance sheet at December 31, 1996 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the interim periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations.

2.  Commitments and Contingencies:

The Company and its subsidiaries, during the normal course of operating their businesses, become engaged in various litigation and other legal disputes. In the opinion of the Company's management, the ultimate disposition of such disputes will not have a material impact on the Company's operations.

The Company may be required to repurchase ownership interests held by employees, in the event of termination of their employment, at a price determined by independent appraisal. Of the total ownership interest, 9.1% was held by employees subject to buy-out provisions as of September 30, 1997. The value of these ownership interests, estimated to be $29.0 million, is reflected in the accompanying consolidated financial statements as Redeemable Ownership Interest.

3.   Long-Term Debt:

In June 1997, the Company completed its sale of $160 million principal amount of 9 3/8% Senior Subordinated Notes. The Notes were sold at a price of 99.899% of par value, are due June 15, 2007 and require semi-annual interest payments. The net proceeds from the notes received by the Company were used to repay approximately $76 million outstanding (including prepayment penalty) under the Credit Facility and to repurchase $13 million in aggregate principal amount of Senior Notes, which had a fair market value of $14.5 million, together with accrued and unpaid interest related thereto. The remainder will be loaned to HE and RPG to finance a portion of the costs associated with the expansion of Horseshoe Bossier City and Horseshoe Casino Center, respectively.

In August 1997, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission ("SEC") to register under the Securities Act of 1933 the exchange of its Senior Subordinated Notes for its Registered Notes which have equivalent terms. This exchange was completed on November 10, 1997.

On September 27, 1997, the Company received a commitment from CIBC Wood Gundy Securities Corp. ("CIBC") to provide a $130 million Senior Secured Revolving Credit Facility (the "Facility"). CIBC will act as syndication agent and will use reasonable efforts to form a syndicate of financial institutions that will collectively participate in the Facility. This Facility is intended to enable the Company to fund the completion of the expansion of the Bossier City and Tunica properties and may also provide the funds with which to pursue potential gaming opportunities.

4.   Unit Option Plan:

During 1997 the Company's manager, Horseshoe Gaming, Inc., approved the Company's 1997 Unit Option Plan which provides for certain employees to be granted options to purchase membership units in the Company at a fixed price of $3.47 per unit. The options vest in three equal annual installments beginning one year subsequent to the date of the option holder's employment and expire after 10 years. At September 30, 1997, 631,225 units had been granted, of which 336,653 had vested as of November 1, 1997. Management estimated that the minimum fair value of the options (as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation) was immaterial on the date of grant and September 30, 1997.

Any units purchased by employees upon exercise of the options may be repurchased upon termination of employment by the Company at a price equal to the then fair market value of the units. Accordingly, the unit option plan is accounted for as a variable plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees." On the date of grant the exercise price of the options exceeded management's estimate of the fair value of the units; therefore, no compensation expense was recorded. Compensation expense will be recognized in future periods to the extent the fair value of the units in the Company increases above the exercise price of the options.

                    HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.   Development:

The expansion of the Horseshoe Casinos is budgeted to cost an aggregate of approximately $320 million. As of September 30, 1997, approximately $178 million had been expended by the Company in connection with the expansion projects. The Company anticipates that the remaining costs associated with the expansion of the Horseshoe Casinos, which are estimated to be approximately $142 million will be funded with excess cash on hand, cash flow from operations, and to the extent necessary, additional borrowings under the Facility discussed above.

In August 1997, the Company and Lady Luck Vicksburg, Inc. ("Lady Luck") signed a Contribution and Sale Agreement with respect to a proposed new limited liability company, which is intended to develop a riverboat gaming facility, including a riverboat casino, a hotel of approximately 200 rooms, an 800-car parking garage and other amenities, in Vicksburg, Mississippi. The consummation of the Contribution and Sale Agreement and the development of the facility are subject to certain conditions precedent, including the mutual determination by the Company and Lady Luck of the intended scope and cost of the proposed facility, the obtaining of requisite regulatory approvals, and the arrangement of appropriate project financing. The facility is to be developed and operated by a wholly-owned subsidiary of the Company, which will have a 75% profit interest in the proposed limited liability company, with Lady Luck holding the remaining 25% interest. Under the terms of the Contribution and Sale Agreement, the Company and Lady Luck intend to contribute certain real property and other previously acquired assets having a combined net book value of approximately $42 million. The total cost of the project, including the value of the contributed assets, is estimated to be approximately $100 million.

                  NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 September 30,         December 31,
                                                                     1997                 1996
                                                                 -------------         ------------
                                                                 (Unaudited)
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                        $ 10,536              $ 14,913
   Accounts receivable, net                                            1,841                 1,901
   Inventories                                                         1,385                   957
   Prepaid expenses and other                                          1,506                 1,102
                                                                    --------              --------
              Total current assets                                    15,268                18,873
                                                                    --------              --------
Property and Equipment:
   Land                                                               10,579                 6,115
   Buildings, boat and improvements                                   73,156                71,554
   Furniture, fixtures and equipment                                  25,754                24,125
   Less:  accumulated depreciation                                   (21,000)              (15,028)
                                                                    --------              --------
                                                                      88,489                86,766
   Construction in progress                                          105,036                18,482
                                                                    --------              --------
              Net property and equipment                             193,525               105,248
                                                                    --------              --------
Other Assets:
   Goodwill, net                                                      18,254                18,788
   Other, net                                                         11,563                11,269
                                                                    --------              --------
                                                                    $238,610              $154,178
                                                                    ========              ========

                        LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities:
   Current maturities of long-term debt                             $ 14,503              $ 11,854
   Accounts payable                                                    3,121                 1,882
   Due to affiliates                                                   5,461                 2,536
   Construction payables                                              13,083                 7,161
   Accrued expenses and other                                         10,148                 8,373
                                                                    --------              --------
              Total current liabilities                               46,316                31,806

Long-term debt, less current maturities                              159,989                97,837

Minority Interest                                                       (989)                 (827)

Commitments and Contingencies

Partners' Capital                                                     33,294                25,362
                                                                   ---------              --------
                                                                   $ 238,610              $154,178
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

                  NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                             Three Months Ended               Nine Months Ended
                                               September 30,                    September 30,
                                            ---------------------          ------------------------
                                             1997          1996              1997           1996
                                            -------       -------          --------       ---------
Revenues:
   Casino                                   $42,315       $43,478          $118,795       $129,686
   Food and beverage                          4,458         3,980            12,038         11,953
   Hotel                                        878         1,160             2,555          3,399
   Other                                        441           342             1,275          1,296
                                            -------       -------          --------       --------
                                             48,092        48,960           134,663        146,334
   Promotional allowances                    (4,003)       (3,479)          (10,371)       (10,481)
                                            -------       -------          --------       --------
      Net revenues                           44,089        45,481           124,292        135,853
                                            -------       -------          --------       --------

Expenses:
   Casino                                    23,754        23,428            66,665         71,313
   Food and beverage                          1,662           831             4,996          4,151
   Hotel                                      1,050           903             3,207          2,924
   Other                                        123           153               347            500
   General and administrative                 6,134         6,153            17,812         19,102
   Development                                    -           500                 -            500
   Pre opening                                  265             -               265              -
   Depreciation and amortization              2,396         2,239             7,474          6,449
   Corporate charges                          2,010           983             4,266          3,012
                                            -------       -------          --------       --------
                                             37,394        35,190           105,032        107,951
                                            -------       -------          --------       --------

Operating Income                              6,695        10,291            19,260         27,902

Other Income (Expense):
   Interest expense                          (3,044)       (2,785)           (9,120)        (8,250)
   Interest income                              216           247               683            656
   Other, net                                    (5)            -               (14)           418
   Minority interest in income
      of subsidiary                            (367)         (627)             (950)        (1,652)
                                            -------       -------          --------       --------

Net Income                                  $ 3,495       $ 7,126          $  9,859       $ 19,074
                                            =======       =======          ========       ========


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                  NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           Nine Months Ended
                                                                            September 30,
                                                                    ------------------------------
                                                                      1997                  1996
                                                                    --------              --------
Cash provided by operating activities:
   Net Income                                                       $  9,859              $ 19,074
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Minority interest in income of subsidiary                       950                 1,651
         Depreciation and amortization                                 7,474                 6,449
         Amortization of debt discount, deferred
           finance charges and other                                     897                   497
         Loss on disposal of land and other assets                         -                   217
         Provision for doubtful accounts                               1,286                   620
         Net change in assets and liabilities                            956                (2,148)
                                                                    --------              --------
           Net cash provided by operating activities                  21,422                26,360
                                                                    --------              --------

Cash flows from investing activities:
   Purchases of property and equipment                               (93,256)              (24,023)
   Proceeds from land held for sale                                        -                 1,100
   Increase in construction payable                                    5,922                   442
   Increase in other assets                                           (3,012)               (2,394)
                                                                    --------              --------
              Net cash used in investing activities                  (90,346)              (24,875)
                                                                    --------              --------

Cash flows from financing activities:
   Proceeds from debt                                                 80,400                25,000
   Payments on debt                                                  (15,599)               (8,821)
   Capital distributions                                              (2,002)              (14,928)
   Distributions to minority shareholders                             (1,112)                 (735)
   Changes in due to/from affiliates                                   2,860               (12,892)
                                                                    --------              --------
              Net cash provided by (used in) financing activities     64,547               (12,376)
                                                                    --------              --------

Net change in cash and cash equivalents                               (4,377)              (10,891)
Cash and cash equivalents, beginning of period                        14,913                27,025
                                                                    --------              --------
Cash and cash equivalents, end of period                            $ 10,536              $ 16,134
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

                          ROBINSON PROPERTY GROUP, L.P.
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 September 30,         December 31,
                                                                     1997                  1996
                                                                 -------------         ------------
                                                                  (Unaudited)
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                        $ 12,331              $ 22,858
   Accounts receivable, net                                            8,821                 5,883
   Inventories                                                           609                   478
   Prepaid expenses and other                                            742                   275
                                                                    --------              --------
              Total current assets                                    22,503                29,494
                                                                    --------              --------
Property and Equipment:
   Land                                                                4,110                 4,110
   Buildings, barge and improvements                                  61,479                50,253
   Furniture, fixtures and equipment                                  18,547                16,933
   Less:  accumulated depreciation                                   (16,344)              (11,370)
                                                                    --------              --------
                                                                      67,792                59,926
   Construction in progress                                           55,579                20,162
                                                                    --------              --------
              Net property and equipment                             123,371                80,088
                                                                    --------              --------
Other Assets:
   Goodwill, net                                                      19,886                20,438
   Other, net                                                          4,220                 3,857
                                                                    --------              --------
                                                                    $169,980              $133,877
                                                                    ========              ========

                        LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities:
   Accounts payable                                                 $  2,049              $  1,274
   Due to affiliates                                                   2,477                 1,736
   Construction payables                                               8,323                 6,945
   Accrued expenses and other                                          9,705                 8,503
                                                                    --------              --------
              Total current liabilities                               22,554                18,458

Long-term debt, less current maturities                               56,400                43,000

Commitments and Contingencies

Partners' Capital                                                     91,026                72,419
                                                                    --------              --------
                                                                    $169,980              $133,877
                                                                    ========              ========


                     The accompanying notes are an integral
                  part of these condensed financial statements.

                          ROBINSON PROPERTY GROUP, L.P.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                              Three Months Ended              Nine Months Ended
                                                September 30,                    September 30,
                                            --------------------           ------------------------
                                              1997          1996             1997           1996
                                            -------       -------          --------       ---------
Revenues:
   Casino                                   $38,254       $36,310          $118,490       $113,995
   Food and beverage                          3,190         2,849             9,468          8,417
   Hotel                                        820           867             2,471          2,656
   Other                                        590           648             1,820          2,077
                                            -------       -------          --------       --------
                                             42,854        40,674           132,249        127,145
   Promotional allowances                    (3,165)       (2,846)           (9,723)        (8,407)
                                            -------       -------          --------       --------
      Net revenues                           39,689        37,828           122,526        118,738
                                            -------       -------          --------       --------

Expenses:
   Casino                                    19,746        18,772            60,287         54,958
   Food and beverage                            993           993             2,747          3,084
   Hotel                                        858           809             2,370          2,480
   Other                                        116           229               491            611
   General and administrative                 4,838         5,162            14,271         15,663
   Pre opening                                  277             -               277              -
   Depreciation and amortization              2,179         1,750             5,832          5,262
   Corporate charges                          2,010           985             4,267          3,012
                                            -------       -------          --------       --------
      Total                                  31,017        28,700            90,542         85,070
                                            -------       -------          --------       --------

Operating Income                              8,672         9,128            31,984         33,668

Other Income (Expense):
   Interest expense                            (822)         (927)           (2,360)        (5,711)
   Interest and other income                     89           171               449            613
   Other, net                                    (5)           (6)             (351)            (6)
                                            -------       -------          --------       --------

Net Income                                  $ 7,934       $ 8,366          $ 29,722       $ 28,564
                                            =======       =======          ========       ========


                     The accompanying notes are an integral
                  part of these condensed financial statements.

                          ROBINSON PROPERTY GROUP, L.P.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                    ------------------------------
                                                                      1997                  1996
                                                                    --------              --------
Cash provided by operating activities:
   Net Income                                                       $ 29,722              $ 28,564
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation and amortization                                 5,832                 5,262
         Amortization of debt discount, deferred
           finance charges and other                                     456                 1,214
         Loss on sale of assets                                          295                     -
Provision for doubtful accounts                                        3,146                 3,109
         Net change in assets and liabilities                         (4,705)               (6,732)
                                                                    --------              --------
           Net cash provided by operating activities                  34,746                31,417
                                                                    --------              --------

Cash flows from investing activities:
   Purchases of property and equipment                               (48,597)               (8,061)
   Increase in construction payable                                    1,378                 3,066
   Increase in other assets                                             (913)                  (59)
                                                                    --------              --------
              Net cash used in investing  activities                 (48,132)               (5,054)
                                                                    --------              --------

Cash flows from financing activities:
   Proceeds from debt                                                 13,400                     -
   Payments on debt                                                        -               (32,000)
   Capital distributions                                             (11,216)               (8,199)
   Changes in due to/from affiliates                                     675                (3,501)
                                                                    --------              --------
           Net cash provided by (used in) financing activities         2,859               (43,700)
                                                                    --------              --------

Net change in cash and cash equivalents                              (10,527)              (17,337)
Cash and cash equivalents, beginning of period                        22,858                32,706
                                                                    --------              --------

Cash and cash equivalents, end of period                            $ 12,331              $ 15,369
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

PART I  FINANCIAL INFORMATION

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

RESULTS OF OPERATIONS

The Horseshoe Bossier City is one of four riverboat casinos currently operating in the Bossier City/Shreveport, Louisiana market. The Louisiana Gaming Control Board is presently considering a proposal by Hollywood Casinos, Sodak Gaming Corp. and New Orleans Paddlewheels Company to relocate the license for the New Orleans Flamingo Hilton Casino, which is now closed, to a new proposed facility to be located adjacent to an existing competitor's facility in Shreveport. A decision by the Gaming Control Board is expected prior to December 31, 1997. The Louisiana Gaming Control Board is accepting proposals until January 15, 1998 for the remaining fifteenth license, which was recently awarded to Hollywood Casino and subsequently rescinded due to the withdrawal of their joint venture financial partner. This license, once granted, may be located in the Bossier City/Shreveport market. Management believes that the Bossier City/Shreveport market is sufficiently large to allow six riverboat casinos to operate profitably. The Horseshoe Bossier City is undergoing a major expansion project, including a new 25-story hotel on site and a new, expanded riverboat casino facility containing over 1800 gaming positions (see "Liquidity and Capital Resources" and "Development" sections below for additional discussion of expansion plans). While Management expects that the new competition will affect the Horseshoe Bossier City's revenues and operating income, Management also believes the expansion of the Horseshoe Bossier City and the potential addition of two riverboat casinos in the Bossier City/Shreveport market will increase the size and scope of the overall gaming market, mitigating the potential adverse impact on future operating levels at the Horseshoe Bossier City. The impact on operating margins from the overall increase in supply to this market is uncertain.

The Horseshoe Casino Center operates in the competitive Tunica County, Mississippi market, which currently consists of nine casinos. Several of the existing Tunica casinos have recently completed or are undergoing significant expansion projects, including the Horseshoe Casino Center (see "Liquidity and Capital Resources" and "Development" sections below for additional discussion of expansion plans). While Management expects that this new competition will affect the Horseshoe Casino Center's revenues and operating income, Management also believes the expansion will increase the size and scope of the overall Tunica gaming market, mitigating the potential adverse impact on future operating levels at the Horseshoe Casino Center. The impact on operating margins from the overall increase in supply to this market is uncertain.

The Company has not experienced any significant seasonal trends; however, the Company has a limited operating history and the Company may determine in the future that its revenues and income may be seasonal in nature.

Three months ended September 30, 1997 and 1996

Net revenues of the Company for the quarter ended September 30, 1997 was $83.8 million as compared to $83.3 million for the comparable period in 1996. Operating income of the Company declined $2.7 million, or 14.6%, for the three months ended September 30, 1997, to $15.8 million, as compared to $18.5 million for the prior year period mainly due to an increase of $2.0 million in corporate charges resulting from the Company continuing to build its corporate infrastructure. The Company currently allocates the expenses associated with its corporate office and staff equally to the Horseshoe Bossier City and the Horseshoe Casino Center.

The Horseshoe Bossier City contributed net revenues and operating income, respectively, of $44.1 million and $6.7 million for the quarter ended September

30, 1997, and $45.5 million and $10.3 million for the quarter ended September 30, 1996. Operating income excluding corporate charges decreased by 23.0 %, or
2.6 million in the 1997 period as compared to the 1996 period. The Horseshoe Bossier City's net revenues include casino revenues and non-casino revenues, respectively, of $42.3 million and $1.8 million for the quarter ended September 30, 1997 and $43.5 million and $2.0 million for the quarter ended September 30, 1996. Casino revenue per day decreased approximately 2.7 % in 1997 to $460,000 from $473,000 in 1996. The reduction of $1.2 million in casino revenues occurred in slot revenue and was a result of both a reduction in hold percentage, and a decrease in volume due to construction interruption and increased competition.

The Horseshoe Casino Center contributed net revenues and operating income of $39.7 million and $8.7 million, respectively for the three months ended September 30, 1997 and $37.8 million and $9.1 million, respectively for the three months ended September 30, 1996. Operating income excluding corporate charges increased by 5.9 %, or $.6 million in the 1997 period as compared to the 1996 period. The Horseshoe Casino Center's 1997 net revenues include casino revenues and non-casino revenues, respectively, of $38.3 million and $1.4 million for the quarter ended September 30, 1997 and $36.3 million and $1.5 million for the quarter ended September 30, 1996. Casino revenue per day increased approximately 5.3% in 1997 to $416,000 from $395,000 in 1996 despite disruption related to the property's expansion project.

OTHER FACTORS AFFECTING EARNINGS

The decrease in net interest expense of $1.5 million for the three months ended September 30, 1997, compared with the prior year period ended September 30, 1996, is mainly due to the capitalization of interest related to the expansion of both the Horseshoe Bossier City and Horseshoe Casino Center. Total interest capitalized for the three months ended September 30, 1997 and 1996 was $3.6 million and $.6 million, respectively.

Nine months ended September 30, 1997 and 1996

Net revenues of the Company for the nine months ended September 30, 1997 was $246.8 million as compared to $254.6 million for the comparable period in 1996. The decrease in net revenues of $7.8 million, or 3.1 %, occurred at the Horseshoe Bossier City, which reflected a decrease in casino revenues of $10.9 million. Operating income excluding corporate charges of the Company declined $3.9 million, or 6.2%, for the nine months ended September 30, 1997, to $58.9 charges, as compared to $62.8 million for the prior year period. Corporate charges reflect an increase of $2.5 million for the nine months ended September 30, 1997 as compared to the prior year period resulting from the Company continuing to build its corporate infrastructure. The Company currently allocates the expenses associated with its corporate office and staff equally to the Horseshoe Bossier City and the Horseshoe Casino Center.

The Horseshoe Bossier City contributed net revenues and operating income, respectively, of $124.3 million and $19.3 million for the nine months ended September 30, 1997, and $135.9 million and $27.9 million for the nine months ended September 30, 1996. Operating income excluding corporate charges decreased by 23.9%, or $7.4 million in the 1997 period as compared to the 1996 period. The Horseshoe Bossier City's net revenues include casino revenues and non-casino revenues, respectively, of $118.8 million and $5.5 million for the nine months ended September 30, 1997 and $129.7 million and $6.2 million for the nine months ended September 30, 1996. Casino revenue per day decreased approximately 8.0% in 1997 to $435,000 from $473,000 in 1996. The decrease in casino revenue is partially due to a reduction in volume from increased competition and construction interruption. Casino revenues were also affected by a reduction in hold percentage in the 1997 period as compared to the 1996 period.

The Horseshoe Casino Center contributed net revenues and operating income of $122.5 million and $32.0 million, respectively for the nine months ended September 30, 1997 and $118.7 million and $33.7 million, respectively for the nine months ended September 30, 1996. The Horseshoe Casino Center's 1997 net revenues include casino revenues and non-casino revenues, respectively, of $118.5 million and $4.0 million for the nine months ended September 30, 1997 and $114.0 million and $4.7 million for the nine months ended September 30, 1996. Casino revenue per day increased approximately 4.3% in 1997 to $434,000 from $416,000 in 1996 despite disruption related to the property's expansion project.

Development expenses, which are included in operating income, were $.9 million and $5.3 million for the nine months ended September 30, 1997 and 1996, respectively. The 1996 period includes expenses associated with the Company's failure to obtain a license to conduct gaming in the state of Indiana.

The increase of $1.6 million in depreciation and amortization is mainly due to Horseshoe Bossier City's addition of a parking garage in the second quarter of 1996 and an administrative building during the fourth quarter of 1996.


OTHER FACTORS AFFECTING EARNINGS

The decrease in net interest expense of $6.0 million for the nine months ended September 30, 1997, compared with the prior year period ended September 30, 1996, is mainly due to the capitalization of interest related to the expansion of both the Horseshoe

Bossier City and Horseshoe Casino Center. Total interest capitalized for the nine months ended September 30, 1997 and 1996 was $8.3 million and $.7 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

In June 1997, the Company completed its sale of $160 million principal amount of 9 3/8% Senior Subordinated Notes. The Notes were sold at a price of 99.899% of par value, are due June 15, 2007 and require semi-annual interest payments. The net proceeds from the Notes received by the Company were used to repay approximately $76 million (including prepayment penalty) outstanding under the Credit Facility, and to repurchase $13 million in aggregate principal amount of Senior Notes which had a fair market value of approximately $14.5 million together with accrued and unpaid interest related thereto. The remainder is to be loaned to HE and RPG to finance a portion of the costs associated with the expansion of Horseshoe Bossier City and Horseshoe Casino Center, respectively.

In August 1997, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission ("SEC") to register under the Securities Act of 1933 the exchange of its Senior Subordinated Notes for its Registered Notes which have equivalent terms. This exchange was completed on November 10, 1997.

On September 27, 1997, the Company received a commitment from CIBC Wood Gundy Securities Corp. ("CIBC") to provide a $130 million Senior Secured Revolving Credit Facility (the "Facility"). CIBC will act as syndication agent and will use reasonable efforts to form a syndicate of financial institutions that will collectively participate in the Facility. This Facility is intended to enable the Company to fund the completion of the expansion of the Bossier City and Tunica properties and may also provide the funds with which to pursue potential gaming opportunities.

The expansion of the Horseshoe Casinos is budgeted to cost an aggregate of approximately $320 million. As of September 30, 1997, approximately $178 million had been expended by the Company in connection with the expansion projects. The Company anticipates that the remaining costs associated with the expansion of the Horseshoe Casinos, which are estimated to be approximately $142 million will be funded with excess cash on hand, cash flow from operations, and to the extent necessary, additional borrowings under the Facility discussed above.

DEVELOPMENT

Bossier City, Louisiana

Horseshoe Bossier City is currently expanding its entire casino facility at a cost of approximately $210 million. The expansion plans include a 25 story hotel tower with 606 suites, meeting room facilities, a health club and spa, the renovation and expansion of existing dockside facilities, a new expanded riverboat casino facility (with approximately 40% more space and featuring approximately 1,349 slot machines, 61 table games and 10 poker tables), the addition of two specialty restaurants, the enlargement of the existing buffet and the recently completed 1,100 space parking garage, administration building and remodeled existing steak house restaurant. Management expects the project will be completed during the fourth quarter of 1997.

Tunica, Mississippi

Horseshoe Casino Center is expanding its casino complex at a cost of approximately $110 million. Development plans include an additional 15,000 square feet of gaming space to add approximately 420 slot machines and 17 table games, 309 hotel suites (to add to its existing 200 room hotel facility), a multi-level, 1,100 space parking garage and Bluesville, an entertainment facility which will accommodate approximately 1,000 customers. Additional facilities will include a health club, one additional restaurant, a relocated and expanded buffet, a remodeled steak house, meeting room facilities and other amenities. Management expects the project will be completed during the fourth quarter of 1997.

OTHER ITEMS

In August, 1997 the Company and Lady Luck Vicksburg, Inc. ("Lady Luck") signed a Contribution and Sale Agreement with respect to a proposed new limited liability company, which is intended to develop a riverboat gaming facility, including a riverboat casino, a hotel of approximately 200 rooms, an 800-car parking garage and other amenities, in Vicksburg, Mississippi. The consummation of the Contribution and Sale Agreement and the development of the facility are subject to certain conditions precedent including the mutual determination by the Company and Lady Luck of the intended scope and cost of the proposed facility, the obtaining of requisite regulatory approvals, and the arrangement of appropriate project financing. The facility is to be developed and operated by a wholly-owned subsidiary of the Company, which will have a 75% profit interest in the proposed limited liability company, with Lady Luck holding the remaining 25% interest. Under the terms of the Contribution and Sale Agreement, the Company and Lady Luck intend to contribute certain real property and other previously acquired assets having a combined net book value of approximately $42 million. The total cost of the project, including the value of the contributed assets, is estimated to be approximately $100 million.

The Company may be required to repurchase ownership interests held by employees, in the event of termination of their employment, at a price determined by independent appraisal. Of the total ownership interest, 9.1% was held by employees subject to buy-out provisions as of September 30, 1997. The value of these ownership interests, estimated to be $29.0 million, is reflected in the accompanying consolidated financial statements as Redeemable Ownership Interest.

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


                                 HORSESHOE GAMING, L.L.C.
                                 a Delaware limited liability company

                                 By:    Horseshoe Gaming, Inc.,
                                        a Nevada corporation
                                 Its:   Manager




Date:   November 11, 1997        By:    /s/ Walter J. Haybert
                                        -----------------------------
                                        Treasurer and Chief Financial Officer
                                        of Horseshoe Gaming, Inc.

                                  EXHIBIT INDEX

Exhibit
Number                             Description
-------                            -----------
27.1          Financial Data Schedule-Horseshoe Gaming L.L.C. and Subsidiaries