Form 10-K405
period 1997-12-31
HORSESHOE GAMING LLC
filed 1998-03-31
CIK 1005732

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                      ------------------------------------


                                    FORM 10-K

(MARK ONE)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       [FEE REQUIRED]
For the fiscal year ended December 31, 1997
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       [NO FEE REQUIRED]
For the transition period from               to
                         Commission file number 333-0214

                            HORSESHOE GAMING, L.L.C.
             (Exact name of registrant as specified in its charter)

               Delaware                                   88-0343515
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)


                              4024 Industrial Road
                             Las Vegas, Nevada 89103
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (702) 650-0080

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

                                                YES   X    NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of the equity of Horseshoe
Gaming, L.L.C. held by non-affiliates of Horseshoe Gaming, L.L.C.
is inapplicable as the equity of Horseshoe Gaming, L.L.C. is privately held.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            HORSESHOE GAMING, L.L.C.

                       INDEX TO ANNUAL REPORT ON FORM 10-K

                   For the fiscal year ended December 31, 1997

                                                                                                            Page
                                                                                                            ----
                                     PART I

Item 1.        Business...................................................................................    3
Item 2.        Properties.................................................................................   10
Item 3.        Legal Proceedings..........................................................................   11
Item 4.        Submission of Matters to a Vote of Security Holders........................................   11

                                     PART II

Item 5.        Market for Registrant's Common Equity and Related                                             11
               Stockholder Matters........................................................................
Item 6.        Selected Financial Data....................................................................   12
Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results                                                                         13
               of Operations..............................................................................
Item 8.        Financial Statements and Supplementary Data................................................   17
Item 9.        Changes In and Disagreements With Accountants on
               Accounting and                                                                                17
               Financial Disclosure.......................................................................

                                    PART III

Item 10.       Directors and Executive Officers of the Registrant.........................................   17
Item 11.       Executive Compensation.....................................................................   19
Item 12.       Security Ownership of Certain Beneficial Owners and                                           22
               Management.................................................................................
Item 13.       Certain Relationships and Related Transactions.............................................   23

                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K................................................................................   23

                                     PART I

ITEM 1. BUSINESS.

         As used in this Annual Report on Form 10-K ("Form 10-K"), unless the context indicates otherwise, the terms "Company" and "Horseshoe Gaming" refer to Horseshoe Gaming, L.L.C., a Delaware limited liability company, and its subsidiaries, including predecessor companies.

GENERAL

         Entities controlled by Mr. Jack B. Binion developed and opened the Horseshoe Bossier City, which is owned by Horseshoe Entertainment, L.P. ("HE") and developed and opened the Horseshoe Casino Center, which is owned by Robinson Property Group L.P. ("RPG"). HE commenced operations on July 9, 1994 and RPG commenced operations on February 13, 1995. Effective October 1, 1995 the ownership interests in such entities were transferred to the Company by Mr. Binion and certain related and unrelated parties in exchange for ownership interests in the Company (the "Roll-up Transaction"). Mr. Binion, the largest equity holder of Horseshoe Gaming, is also the majority shareholder, Chairman of the Board of Directors and Chief Executive Officer of Horseshoe Gaming, Inc., a Delaware corporation ("HGI"). See "Directors and Executive Officers of the Registrant." HGI became the manager of the Company as of October 1, 1995 as a result of the Roll-up Transaction; HGI is also a member of the Company. Pursuant to the Company's Limited Liability Company Agreement, HGI has exclusive control over the business of the Company (subject to specified exceptions), including the power to acquire and sell property, execute documents, make all business management decisions, and raise equity capital on behalf of the Company. The Company pays no compensation to HGI, but reimburses HGI for all out-of-pocket expenses, including employment expenses. As of March 1, 1998, HGI had 35 employees.

         Management selected the Bossier City/Shreveport, Louisiana and Tunica, Mississippi markets for entry into emerging gaming jurisdictions because of the respective strengths of these markets and the ability to secure what Management felt were the best sites within those markets.

         The principal executive offices of the Company and of HGI are located at 4024 Industrial Road, Las Vegas, Nevada 89103 and their telephone number is
(702) 650-0080.

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

         In November 1996, the Mississippi County closest to Memphis (DeSoto County) voted against legal gaming to be conducted aboard vessels located therein. Legislation passed in 1997 precludes DeSoto County from holding a subsequent election on the issue until at least October 2004. If gaming were approved in DeSoto County or in Arkansas or Tennessee, numerous additional sites closer to Memphis would be available for gaming. Thus, while Tunica County is currently the closest legalized gaming jurisdiction to the Memphis metropolitan area, there is no assurance that this situation will not change in the future.

         Competition

         The Tunica market is presently comprised of nine casinos, two of which opened in 1996. One of the casinos which opened in 1996 is the largest casino resort in Tunica County, and located approximately one mile closer than the Horseshoe Casino Center to Memphis, currently the largest feeder market into Tunica County.

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

         Bossier City/Shreveport Area Economy/Tourism

         According to the Shreveport-Bossier Convention & Tourist Bureau, there were approximately 1.8 million overnight visitor/days and approximately 4.7 million day visitor/days in Bossier City/Shreveport in 1997, for a total of approximately 6.5 million visitor/days for the year. Other amenities and tourist attractions include Louisiana Downs Racetrack, the American Rose Center (North America's largest rose garden), the Independence Bowl and the Eighth Air Force Museum at Barksdale Air Force Base. With approximately 7,600 rooms at 52 area hotels and motels, Bossier City/Shreveport hosts 250 conventions per year with approximately 200,000 delegates. Over 30 annual festivals, approximately 400 restaurants and 11 golf courses provide entertainment for locals and visitors.

         Louisiana Gaming Environment

         In 1991, the State of Louisiana legalized casino gaming on the water and in one land location in New Orleans. The State has granted approval to 14 of the 15 legislatively authorized licenses, five of which have been approved for the northern region of the State in Bossier City/Shreveport. While the Louisiana gaming regulations state that riverboat casinos must cruise, the Bossier City/Shreveport casinos were granted a legislative exemption in June 1993 that allows them to operate as dockside facilities.

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

         In addition, Legislation was passed in 1996 authorizing the Bossier Police Jury, the governing body of Bossier Parish, to impose a $.50 boarding fee with respect to all of the patrons entering riverboat gaming facilities in Bossier Parish. The passage of such legislation resulted in litigation being commenced between the Horseshoe Casino and the Isle of Capri Casino in Bossier City and the Bossier Police Jury, as both Horseshoe and the Isle of Capri Casino asserted that the Bossier Police Jury had previously contracted away their right to impose such additional $.50 boarding fee. In January 1997, Horseshoe Casino separately settled with the Bossier Police Jury, and such lawsuit was dismissed as it relates to Horseshoe Casino (but not Isle of Capri Casino) and the Bossier Police Jury. Such settlement resulted in Horseshoe agreeing to pay an additional 1% tax on its gross gaming revenues to Bossier Parish with a minimum annual payment of $1,500,000, regardless of actual revenue. Under the terms of such agreement, Horseshoe has the right to receive a credit against gross gaming tax for the amount of increased property taxes assessed against its property in Bossier Parish resulting from increased assessments attributable to its major expansion project to be completed at the end of 1997. Such credit may be taken up to a maximum of 80% of the tax on gaming revenues, and applies during the entire ten-year term of the agreement.

         In the 1997 Regular Session of the Louisiana Legislature, a law was passed authorizing the operation of slot machines at three horse racing tracks in Louisiana, including a racetrack situated in Bossier Parish. The legislation limits slot machine space at each racetrack to 15,000 square feet. Within the gaming space, however, there is no numerical limit on the number of slot machines that can be permissibly installed. Before slot machines can be operated at the racetrack facilities, passage of companion legislation is required to establish the tax rate to be levied on slot machine revenue.

         Competition

         The Horseshoe Bossier City competes directly with Harrah's in Shreveport and the Isle of Capri and Casino Magic in Bossier City. These four riverboats together currently comprise the Bossier City/Shreveport market. The Louisiana Gaming Control Board has recently granted preliminary approval to a proposal by Hollywood Casinos, Sodak Gaming Corp. and New Orleans Paddlewheels Company to relocate the license for the New Orleans Flamingo Hilton Casino, which is now closed, to a new proposed facility to be located adjacent to Harrah's in Shreveport. The Louisiana Gaming Control Board is accepting proposals until May 19, 1998 for the remaining fifteenth license. This license, once granted, may be located in the Bossier City/Shreveport market. While Management expects that any new competition will affect the Horseshoe Bossier City's revenues and operating income, Management also believes the expansion of the Horseshoe Bossier City and the potential addition of two riverboat casinos and slot machines at the racetrack in the Bossier City/Shreveport market will increase the size and scope of the overall gaming market, mitigating the potential adverse impact on future operating levels at the Horseshoe Bossier City. The impact on operating margins from the overall increase in supply to this market is uncertain. As only 15 Louisiana riverboats and one land-based casino in New Orleans are presently authorized by law, potential competition in Louisiana is presently limited. The Bossier City/Shreveport casinos capture the Dallas/Ft. Worth market and share the Houston area market with four existing riverboats in Lake Charles, a land-based casino owned by the Coushatta Indian Tribe located near Lake Charles and two riverboats in Baton Rouge. If Texas or Arkansas were to approve gaming, competition would increase and the value of the Horseshoe Bossier City would be negatively affected.

         Management believes that the Bossier City/Shreveport casinos have an operational advantage over the other Louisiana riverboats because the Bossier City/Shreveport riverboats do not have to cruise in three-hour increments. The cruising exemption for the Bossier City/Shreveport market was included in the Louisiana Gaming Statutes to account for the difficult navigational aspects of the Red River. The Horseshoe Bossier City casino remains dockside, allowing passengers to enter and exit as they please and enabling Management to conduct 24-hour a day continuous gaming operations.

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

         The Horseshoe Casino Center is located in Tunica County, Mississippi, which is currently the closest legalized gaming jurisdiction to the Memphis metropolitan area and the largest gaming market in the State of Mississippi. The Casino Center area is situated off U.S. Highway 61, approximately 30 miles from downtown Memphis, Tennessee and 25 miles from the Memphis International Airport. Major highway access to the area is provided by Interstates 40 and 55, and US Highways 51, 61, 64, 70, 72, 78 and 79. The Horseshoe Casino Center's site is accessed via the Casino Center Drive turn-off from U.S. Highway 61, the main artery from metropolitan Memphis. The Horseshoe Casino Center's 100-foot high neon sign draws the attention of arriving customers to the casino. In addition to the visual impact of the signage, the Horseshoe Casino Center occupies the middle site of Casino Center. See " -- The Horseshoe Casino Center -- Tunica, Mississippi Gaming Market," " -- The Horseshoe Casino Center -- Memphis Area Economy/Tourism" and " -- The Horseshoe Casino Center -- Mississippi Gaming Environment."

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

         Mississippi Gaming Regulation

         The ownership and operation of casino gaming facilities in Mississippi are subject to extensive state and local regulation primarily through the licensing and regulatory control of the Mississippi Gaming Commission and the Mississippi State Tax Commission. The Company must register and be licensed under the Mississippi Gaming Control Act (the "Mississippi Act") and its gaming operations are subject to the regulatory control of the Mississippi Gaming Commission and various local, city and county regulatory agencies. The Mississippi Act, which legalized dockside casino gaming in Mississippi, was enacted on June 29, 1990. Although not identical, the Mississippi Act is similar to the gaming laws of Nevada. Effective October 29, 1991, the Mississippi Gaming Commission adopted regulations in furtherance of the Mississippi Act which are also similar in many respects to the Nevada gaming regulations.

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

         The Mississippi Act provides for legalized dockside gaming at the discretion of the 14 counties that either border the Gulf Coast or the Mississippi River but only if the voters in such counties have not voted to prohibit gaming in that county. As of December 31, 1997, dockside gaming was permissible in nine of the 14 eligible counties in the State and gaming operations had commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren and Washington counties. The law permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space which may be utilized for gaming. There are no limitations on the number of gaming licenses which may be issued in Mississippi. The legal age for gaming in Mississippi is 21.

         Under Mississippi law, gaming vessels in Tunica county must be located on the Mississippi River or on navigable waters. On May 29, 1993, the Mississippi Gaming Commission granted site approval to the site. On October 13, 1994, the Horseshoe Casino Center received a gaming operator's license from the Mississippi Gaming Commission. At the same meeting, certain key principals of RPG were found suitable. Said license and findings of suitability were renewed on September 17, 1996 and will be considered for renewal in September 1998.

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

         The Company and RPG will be required to maintain current ownership ledgers in the State of Mississippi which may be examined by the Mississippi Gaming Commission at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Gaming Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company and RPG also are required to render maximum assistance in determining the identity of the beneficial owner. The Company may be required to disclose to the Mississippi Gaming Commission, upon request, the identities of the holders of the Senior Notes and the Senior Subordinated Notes. In addition, the Mississippi Gaming Commission under the Mississippi Act may, in its discretion,
(i) require holders of debt securities, such as the Senior Notes and the Senior Subordinated Notes, to file applications, (ii) investigate such holders, and
(iii) require such holders to be found suitable to own such debt securities. Although the Mississippi Gaming Commission generally does not require the individual holders of obligations such as notes to be investigated and found suitable, the Mississippi Gaming Commission retains the discretion to do so for any reason, including but not limited to a default, or where the holder of the debt instrument exercises a material influence over the gaming operations of the entity in question. Any holder of the debt securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Gaming Commission in connection with such an investigation.

         The regulations provide that a change in control of the Company or RPG may not occur without the prior approval of the Mississippi Gaming Commission. Mississippi law prohibits the Company from making a public offering or private placement of its securities without the approval of or waiver of approval by the Mississippi Gaming Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi, or to retire or extend obligations incurred for one or more of such purposes. The Mississippi Gaming Commission has approved the sale of the Senior Notes, the sale of the Senior Subordinated Notes, the Amended and Restated Credit Facility and certain other transactions to be consummated in connection therewith.

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

         In the 1996 special session of the Louisiana legislature, Louisiana lawmakers passed a measure which established the Louisiana Gaming Control Board and provides that the board is the successor to all such prior authorities with regard to the regulation and supervision of gaming in Louisiana except for the regulation of horse racing and offtrack betting and the conducting of charitable gaming operations. Effective May 1, 1996, the powers, duties, functions, and responsibilities with respect to riverboat gaming of the Louisiana Riverboat Gaming Commission and the Louisiana Enforcement Division were transferred to the Louisiana Gaming Control Board. The Louisiana Enforcement Division continues to provide investigative and enforcement support to the Louisiana Gaming Control Board.

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

         The Louisiana gaming law specifies certain restrictions and conditions relating to the operation of riverboat gaming, including the following: (i) gaming is not permitted while a riverboat is docked, other than the forty-five minutes between excursions, and during times when dangerous weather or water conditions exist, except that the casinos operating in the Bossier City/Shreveport area are permitted to operate exclusively at dockside pursuant to a special exemption; (ii) each roundtrip riverboat cruise may not be less than three nor more than eight hours in duration, subject to specified exceptions; (iii) agents of the Louisiana Enforcement Division and the Louisiana Gaming Control Board are permitted on board at any time during gaming operations; (iv) gaming devices, equipment and supplies may only be purchased or leased from permitted suppliers; (v) gaming may only take place in the designated gaming area while the riverboat is upon a designated river or waterway; (vi) gaming equipment may not be possessed, maintained or exhibited by any person on a riverboat except in the specifically designated gaming area, or a secure area used for inspection, repair or storage of such equipment; (vii) wagers may be received only from a person present on a licensed riverboat;
(viii) persons under 21 are not permitted in designated gaming areas; (ix) except for slot machine play, wagers may be made only with tokens, chips or electronic cards purchased from the licensee aboard a riverboat; (x) licensees may only use docking facilities and routes for which they are licensed and may only board and discharge passengers at the riverboat's licensed berth; (xi) licensees must have adequate protection and indemnity insurance; (xii) licensees must have all necessary Federal and state licenses, certificates and other regulatory approvals prior to operating a riverboat; and (xiii) gaming may only be conducted in accordance with the terms of the license and the rules and regulations adopted by the Louisiana Enforcement Division and the Louisiana Gaming Control Board.

         An initial license to conduct riverboat gaming operations is valid for a term of five years. HE was issued an initial operator's license by the Louisiana Enforcement Division on November 22, 1993. The Louisiana gaming law provides that a renewal application for each one-year period succeeding the initial five year term of the operator's license must be made to the Louisiana Enforcement Division. The application for renewal consists of a statement under oath of any and all changes to the information, including financial information, provided in the previous application.

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

         Riverboat gaming licensees and their Affiliated Gaming Persons are required to notify the Louisiana Enforcement Division prior to the receipt by any such persons of any loans or extensions of credit. The Louisiana Gaming Control Board is required to investigate the reported loan or extension of credit and, subject to certain exemptions, to either approve or disapprove the transaction. If disapproved, the loan or extension of credit cannot be consummated by the licensee or Affiliated Gaming Person. The Company is an Affiliated Gaming Person of HE. HE and the Company have submitted all required disclosures to the Louisiana Gaming Control Board and the Louisiana Enforcement Division. Any other advances by the Company to HE in the form of loans or other intercompany indebtedness are subject to the disapproval power of the Louisiana Gaming Control Board and the Louisiana Enforcement Division.

         Fees to the State of Louisiana for conducting gaming activities on a riverboat include (i) $50,000 per riverboat for the first year of operation and $100,000 per year per riverboat thereafter plus (ii) 18-1/2% of net gaming proceeds.

EMPLOYEES

         As of March 1, 1998, the Company employed 5,262 persons of which 2,387 are employed at the Horseshoe Casino Center in Tunica, Mississippi, 2,840 are employed at the Horseshoe Bossier City in Bossier City, Louisiana and 35 are employed by HGI. At such date, none of the Company's employees were covered by collective bargaining agreements.

         The Company believes that its relationship with its employees is excellent and is not aware of any threatened labor activity affecting its employees. The Company has never experienced a work stoppage due to a labor dispute.

ITEM 2. PROPERTIES.

         The Company owns and operates casinos in Tunica County, Mississippi and Bossier City, Louisiana. All of the Company's real properties are subject to first priority liens securing the Amended and Restated Credit Facility Agreement and second priority liens securing the Senior Notes.

         The Horseshoe Casino Center

         The Horseshoe Casino Center is located in Tunica County, Mississippi at Casino Center, a 70-acre three-casino complex. The Company has just completed the expansion and renovation of the Tunica facility and has increased the overall size to approximately 253,000 square feet from 162,000 square feet.

         The gaming area comprises approximately 62,000 square feet and contains 1,449 slot machines, 56 table games and 12 poker tables. The casino facility also includes two specialty restaurants, a newly expanded buffet, bars and retail outlets. The Horseshoe Casino Center has also added 315 hotel suites in a 14 story tower, to add to its existing 196 room facility, and a multi-level, 1,100 space parking garage. In addition to the parking garage there are approximately 4,000 lighted parking spaces provided in the Casino Center complex. The facility includes over 46,000 square feet of expanded administrative space and over 30,000 square feet of entertainment space, featuring "Bluesville," a 1,000 seat entertainment venue connected to the casino and hotel.

         The Horseshoe Bossier City

         The Horseshoe Bossier City is located on an approximately 30-acre site on the east side of the Red River, directly facing downtown Shreveport, Louisiana. The newly expanded development, construction of which is substantially complete, consists of an approximately 62,400-square foot, four-deck riverboat with approximately 30,000 square feet of gaming area and an approximately 55,000-square foot dockside pavilion, including a 606 room, 25 story, all-suite hotel tower and a 1,100 car parking garage. The riverboat and pavilion are joined via an enclosed, climate-controlled boarding ramp with handicap access and escalators serving each of the gaming decks.

         The entire dockside facility has recently been renovated and expanded. The newly expanded casino pavilion includes two specialty restaurants, a coffee shop, an expanded buffet and over 7,800 square feet of specialty retail space. The expanded facility also includes over 60,000 square feet of administrative space.

         The main, second and third decks of the riverboat feature a total of 1,343 slot machines, 58 table games and a poker room containing 11 poker tables. The casino area includes a deli/snack bar, one casino bar containing video poker machines and an entertainment stage. The lowest level of the riverboat contains the engine room, offices, count rooms, security and surveillance offices and facilities for the Louisiana State Police.

         Management believes that the new hotel tower and dockside pavilion offers the largest and most varied hotel and restaurant facilities in the market. The 25 story, all-suite hotel tower features 606 rooms, a health club and approximately 4,000 square feet of meeting space. The restaurants have been designed to offer moderately priced, high quality food in order to attract local and repeat patrons; this attraction is a hallmark of the marketing strategy at the Horseshoe Casinos.

ITEM 3. LEGAL PROCEEDINGS.

         There are no material legal proceedings pending against the Company or any of its properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There is no established public trading market for the equity interests in the Company. As of March 6, 1998, the number of record holders of equity interests in the Company was 55.

         The Company has paid tax distributions since October 10, 1995, in an aggregate amount equal to $37,999,000, which were calculated in accordance with the Company's debt agreements to enable the holders of equity interests in the Company to pay state and federal income taxes on their proportionate share of the Company's income. In addition to these permitted tax distributions, the Company declared a distribution of $15,000,000 as of December 31, 1997, which was paid in February 1998. The Company anticipates that an additional distribution of approximately $5 million will be paid in June 1998. The Company's debt agreements contain provisions which restrict the ability of the Company to make distributions to the holders of equity interests, based on the Company's earnings, the ability of the Company to meet certain restrictions on borrowing, and certain other criteria.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

         The following table summarizes certain selected consolidated financial data, which should be read in connection with the Company's Consolidated Financial Statements and notes thereto included elsewhere herein and with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial data as of and for the years ended December 31, 1997, 1996, 1995 and 1994 and for the period from inception through December 31, 1993 have been derived from the Company's audited consolidated financial statements included elsewhere herein.


                                                                       YEAR ENDED DECEMBER 31
                                                1997              1996             1995(c)           1994(b)          1993(a)
                                                ----              ----             -------           -------          -------
STATEMENT OF OPERATIONS DATA:                                              (Dollars in Thousands)
    Net revenues:
        Casino                               $ 321,236         $ 317,479         $ 283,402         $  59,230         $    --
        Non-casino                              13,857            14,258            14,983             4,173
                                             ---------         ---------         ---------         ---------         ---------
                                               335,093           331,737           298,385            63,403              --

OPERATING EXPENSES:
        Casino                                 175,394           162,408           133,299            24,339
        Non-casino                              20,283            20,474            20,131             4,987
        Other                                   48,217            51,980            54,331            26,637             1,742
        Corporate expenses(g)                   22,490            10,254             3,375
        Depreciation and
        amortization                            19,411            15,989            12,545             2,499
                                             ---------         ---------         ---------         ---------         ---------
    Operating income (loss)                     49,298            70,632            74,704             4,941            (1,742)
    Interest (expense) income,
    net                                        (15,796)          (21,964)          (18,735)           (6,259)              221
   Gain on sale of land                                                                                5,242
    Other, net                                    (429)              154
                                             ---------         ---------         ---------         ---------         ---------
    Net income (loss) before
    extraordinary loss on
    early retirement of debt and
    minority interest                           33,073            48,822            55,969             3,924            (1,521)
    Extraordinary loss on early
    retirement of debt                          (5,243)           (7,179)
    Minority interest in
    (income) loss of subsidiaries (d)             (420)           (1,861)           (8,850)           (5,691)              130
                                             ---------         ---------         ---------         ---------         ---------
    Net income (loss)                        $  27,410         $  46,961         $  39,940            (1,767)           (1,391)
                                             =========         =========         =========         =========         =========




                                                       AS OF DECEMBER 31
                                       1997           1996            1995            1994
                                       ----           ----            ----            ----
BALANCE SHEET DATA:
Cash and cash equivalents(f)        $ 48,710        $ 79,159        $ 65,541        $ 18,584
Total assets                         511,556         377,597         300,088         145,535
Long-term debt, including
current maturities (e)               313,275         232,708         197,603         124,963
Total members' equity                 64,595          79,782          52,747           3,633



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

(g) Includes non-cash compensation charges relating to redeemable ownership interests of $15,066,000, $4,340,000 and $2,557,000 for the years ended
         December 31, 1997, 1996 and 1995, respectively.

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

INTRODUCTION

         The formation of the Company culminated with the completion of the Roll-Up Transaction, which was deemed effective October 1, 1995. The Roll-Up Transaction resulted in the Company (a newly-formed holding company) owning 50% or more of several entities that were previously owned by Mr. Binion, certain related parties and certain unrelated parties. Mr. Binion now serves as the Chairman of the Board of Directors and Chief Executive Officer of HGI, the manager of the Company.

         As a result of the Roll-Up Transaction, the Company initially owned 89% of HE, the partnership that owns the Horseshoe Bossier City, 100% of RPG, the partnership that owns the Horseshoe Casino Center and 80% of Horseshoe Ventures, L.L.C., a Delaware limited liability company ("Horseshoe Ventures"), which was formed to pursue casino development opportunities in new jurisdictions. As of December 31, 1995, the Company acquired an additional 2.92% ownership interest in HE bringing its total ownership to 91.92%. During 1996, the Company entered into an option agreement to acquire an additional 1% ownership interest in HE. The consolidated financial statements of the Company include the assets, liabilities, revenues and expenses for all entities included in the Roll-Up Transaction, as if such entities were subsidiaries of the Company for all periods presented. Further, prior to the Roll-Up Transaction, certain expenses incurred pursuing development of casinos in new jurisdictions were incurred by Mr. Binion. Mr. Binion was reimbursed for such expenses by Horseshoe Ventures in October 1995. These expenses are included in the consolidated financial statements of the Company, for all periods presented, as if they had been incurred by Horseshoe Ventures.

RESULTS OF OPERATIONS

         The Horseshoe Casino Center operates in the competitive Tunica County, Mississippi, market, which currently consists of nine casinos. Horseshoe Casino Center has substantially completed a significant expansion of its facilities. Several of the other existing Tunica casinos, have also substantially completed or are in the process of completing expansion, including hotel rooms (see "Liquidity and Capital Resources" section below for additional discussion of development plans). While management expects that its competitors' expansions will affect the Horseshoe Casino Center's revenues and operating income, management also believes they will increase the size and scope of the overall Tunica gaming market, mitigating the potential adverse impact on future operating levels at the Horseshoe Casino Center. The impact on operating margins from the overall increase in supply to this market is uncertain.

         The Horseshoe Bossier City is one of four riverboat casinos currently operating in the Bossier City/Shreveport, Louisiana market. The Louisiana Gaming Control Board has recently granted preliminary approval for a proposal to transfer the license for a New Orleans casino, which is now closed, to a new proposed facility to be located adjacent to an existing competitor's facility in Shreveport. Additionally, the Louisiana Gaming Control Board is accepting proposals until May 19, 1998 for the remaining fifteenth license. This license, once granted, may be located in the Bossier City/Shreveport market. The Horseshoe Bossier City has substantially completed its major expansion project (see "Liquidity and Capital Resources" section below for additional discussion of such project). While Management expects that the possible new competition from the transferred license and from the fifteenth license (if granted for Shreveport/Bossier City) will affect the Horseshoe Bossier City's revenues and operating income, Management also believes the expansion of the Horseshoe Bossier City and the potential addition of two riverboat casinos and slot machines at the racetrack in the Bossier City/Shreveport market will increase the size and scope of the overall gaming market, mitigating the potential adverse impact on future operating levels at the Horseshoe Bossier City. The impact on operating margins from the overall increase in supply to this market is uncertain.

         The Company has not experienced any significant seasonal trends; however, the Company has a limited operating history and may determine in the future that its revenues and income may be seasonal in nature.

Years Ended December 31, 1997 and 1996

         Net revenues of the Company for the year ended December 31, 1997 were $335.0 million as compared to $331.7 million for the comparable period in 1996. The overall increase in net revenues of $3.3 million, or 1%, consists of a $3.8 million increase in casino revenues, offset by a slight decrease in non-casino revenues. The Horseshoe Bossier City incurred a decrease in casino revenues of $6.8 million, whereas the Horseshoe Casino Center reflects significant improvements over 1996 in casino revenues of $10.6 million.

The Horseshoe Casino Center

         The Horseshoe Casino Center contributed net revenues and operating profit before corporate expenses, respectively, of $167.2 million and $45.6 million for the year ended December 31, 1997 and $156.9 million and $50.2 million for the year ended December 31, 1996.

         The Horseshoe Casino Center's net revenues include casino revenues and non-casino revenues, respectively, of $161.3 million and $5.9 million for the year ended December 31, 1997 and $150.7 million and $6.2 million for the year ended December 31, 1996. The increase in net revenues for the year ended December 31, 1997 compared to the prior year period is primarily due to an increase in total volume in slot machine revenue of 10.8%. Casino revenue per day increased in 1997 to $442,000 from $412,000 for the year ended December 31, 1996 despite disruption related to the property's expansion project.

         The Horseshoe Casino Center's margin for operating profit before corporate expenses for the year ended December 31, 1997 was 27.9% before the write-off of pre-opening expenses, compared with 32.0% for the year ended December 31, 1996. The reduction in operating profit before corporate expenses margin of 4.1 percentage points was primarily caused by three factors: (1) an increase in bad debt reserves because total gaming receivables increased more rapidly than revenue, (2) an increase in depreciation and amortization expense due to the expansion of the casino facility, and (3) increases in promotional programs and direct marketing programs.

The Horseshoe Bossier City

         The Horseshoe Bossier City contributed net revenues and operating profit before corporate expenses, respectively, of $167.9 million and $27.9 million for the year ended December 31, 1997 and $174.9 million and $36.9 million for the year ended December 31, 1996.

         The Horseshoe Bossier City's net revenues include casino revenues and non-casino revenues, respectively, of $160.0 million and $7.9 million for the year ended December 31, 1997 and $166.8 million and $8.1 million for the year ended December 31, 1996. The decrease in net revenues for the year ended December 31, 1997 compared to the prior year period is due to a decrease in total casino volume in slot machine revenue of 2.8% as well as decreases in win percentages in both slots and table games. Casino revenue per day decreased approximately 3.9% in 1997 to $438,000 from $456,000 for the year ended December 31, 1996. The reduction in total casino volume occurred as a result of increased competition in the Bossier/Shreveport market as well as the ongoing development and expansion of the entire operating facility.

         The Horseshoe Bossier City's margin for operating profit before corporate expenses for the year ended December 31, 1997 was 17.7% before the write-off of pre-opening expenses, compared with 21.1% for year ended December 31, 1996. The reduction in operating profit before corporate expenses margin of
3.4 percentage points was primarily caused by two factors: (1) an increase in depreciation and amortization due to the property improvements and (2) the decline in win percentage in slots and table games.

Other Factors Affecting Earnings

         Development expenses, which are included in operating income, were $1.7 million and $6.6 million for the years ended December 31, 1997 and 1996, respectively. The 1996 period includes expenses associated with the Company's failure to obtain a license to conduct gaming in the state of Indiana.

         Corporate expenses increased approximately $12.2 million during 1997 primarily due to the non-cash charge to compensation expense to reflect the increased value of redeemable ownership interests in the Company. Certain of the Company's employees have ownership interests that are subject to provisions that require the Company to repurchase these ownership interests in the event of their termination at a price equal to the then fair market of the Company based on an independent appraisal.

         Interest expense declined approximately $7.3 million in 1997 as compared to 1996, principally as a result of the capitalization of interest expense related to the Horseshoe Casino Center and Horseshoe Bossier City expansion projects. Total interest capitalized for the years ended December 31, 1997 and 1996 was $11.2 and $1.3 million, respectively.

         In November 1997, the Company completed the exchange offering of its $160 million of 9 3/8% Senior Subordinated Notes due June 15, 2007, for publicly registered notes with identical terms. Proceeds from the original offering of notes in a private placement in June 1997 were used to extinguish certain borrowings of the Company and fund a portion of the expansion of the Company's existing facilities. An extraordinary loss of approximately $5.2 million was recognized in the second quarter in conjunction with the debt redemption.

Years Ended December 31, 1996 and 1995

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

The Horseshoe Casino Center

         The Horseshoe Casino Center contributed net revenues and operating profit before corporate expenses, respectively, of $156.9 million and $50.2 million for the year ended December 31, 1996 and $137.6 million and $44.4 million for the year ended December 31, 1995.

The Horseshoe Casino Center's net revenues include casino revenues and non-casino revenues, respectively, of $150.7 million and $6.2 million for the year ended December 31, 1996 and $132.2 million and $5.4 million for the year ended December 31, 1995. The increase in net revenues for the year ended December 31, 1996 compared to the prior year period is primarily due to the increase in the number of days of operation. The year ended December 31, 1995 only includes 322 days of operations, whereas the 1996 period includes a full year. Casino revenue per day increased in 1996 to $412,000 from $411,000 for the year ended December 31, 1995.

         The Horseshoe Casino Center's margin for operating profit before corporate expenses for the year ended December 31, 1996 was 32.0% compared with 37.3%, before the write-off of pre-opening expenses, for the year ended December 31, 1995. The reduction in operating margin of 5.3 percentage points was caused by an increase in expenses associated with promotional programs and direct marketing programs, including one-time promotional charges which were incurred by the Company prior to the opening and during the first month of operations of a new competing casino facility in the Tunica market. An increase in bad debt expenses also contributed to the lower operating margins in 1996.

The Horseshoe Bossier City

         The Horseshoe Bossier City contributed net revenues and operating profit before corporate expenses, respectively, of $174.9 million and $36.9 million for the year ended December 31, 1996 and $160.8 million and $38.1 million for the year ended December 31, 1995.

         The Horseshoe Bossier City's net revenues include casino revenues and non-casino revenues, respectively, of $166.8 million and $8.1 million for the year ended December 31, 1996 and $151.2 million and $9.6 million for the year ended December 31, 1995. The increase in net revenues for the year ended December 31, 1996 compared to the prior year period is due to an increase in total casino volume of 24.4%. The increase in total volume was offset by a reduction in overall win percentage. Casino revenue per day increased approximately 10.1% in 1996 to $456,000 from $414,000 for the year ended December 31, 1995.

         The Horseshoe Bossier City's margin for operating profit before corporate expenses for the year ended December 31, 1996 was 21.1% compared with 23.7% for year ended December 31, 1995. The reduction in operating margin of 2.6 percentage points was caused by an increase in expenses associated with promotional programs and direct marketing programs. Depreciation and amortization increased $2.7 million over the 1995 period due to amortization of goodwill which began in October, 1995 and an increase in depreciation expense due to property improvements.

Other Factors Affecting Earnings

         Corporate expenses increased approximately $6.9 million in 1996 as compared to 1995 due to the 1995 period only including corporate expenses for the three months following the roll-up transaction. Prior to the roll-up transaction HE and RPG absorbed any expenses associated with the management of the respective casino operations.

         The increase in net interest expense of $3.2 million for the year ended December 31, 1996, compared with the year ended December 31, 1995, is due to an increase in the amount of debt outstanding. This was partially offset by a reduction in the overall interest rate on the Company's long-term debt, which resulted from the Company's refinancing of substantially all of its existing indebtedness in October 1995. This refinancing resulted in an extraordinary loss on early retirement of debt of $7.2 million in 1995.
         Development expenses, which are included in operating income, were $6.6 million and $4.4 million for the years ended December 31, 1996 and 1995, respectively. The increase in development expenses in 1996 over 1995 is due to the Company's failure to obtain a license to conduct gaming in the state of Indiana. Total expenses incurred by the Company pursuing its Indiana license were $3.9 million and $1.7 million for the years ended December 31, 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         In October 1995, the Company refinanced substantially all of its exiting indebtedness with net proceeds from an initial draw of $93.2 million on a $100 million credit facility (the "Initial Credit Facility") and from the sale of $100 million of 12.75% Senior Notes, due September 30, 2000 (the "Senior Notes"). The Senior Notes were sold with warrants to purchase an additional $50 million of Senior Notes on April 10, 1996, at a price of 98.15% of par value which, upon exercise, raised approximately $49 million after fees and expenses.

        On June 15, 1997, the Company issued $160 million of 9 3/8% Senior Subordinated Notes ( the "Subordinated Notes") due June 15, 2007. The Subordinated Notes were issued at 99.899% of par value and have an effective interest rate of 9.39%. The Subordinated Notes are unsecured and require semi-annual interest payments. A portion of the proceeds were used to substantially retire the Initial Credit Facility and to purchase $13 million in Senior Notes. An extraordinary loss on early retirement of debt of $5,243,000 was recognized in 1997 for prepayment penalties and premium and the write-off of unamortized discounts and deferred finance charges. The remaining proceeds were used to fund a portion of the expansion of the Company's existing facilities.

On November 12, 1997, the Company finalized a restructuring of its Initial Credit Facility. Pursuant to the terms of the amended and restated loan agreement, CIBC Wood Gundy Securities Corp. agreed to provide a $130 million Senior Secured Revolving Credit Facility (the "Amended and Restated Credit Facility"). As of December 31, 1997, the Company had drawn $15.1 million under the Amended and Restated Credit Facility. An additional $45 million had been borrowed as of February 13, 1998. The borrowings under the Amended and Restated Credit Facility has enabled the Company to fund the completion of the expansion of the Bossier City and Tunica properties.

DEVELOPMENT

         Tunica, Mississippi

         Horseshoe Casino Center has substantially completed the expansion of its entire casino facility at a cost of approximately $109 million, of which approximately $99 million had been incurred and placed in service of December 31, 1997. The newly expanded casino complex, which officially opened on January 21, 1998, includes an additional 15,000 square feet of gaming space (the entire gaming facility features 1,449 slot machines, 56 table games and 12 poker tables), 312 hotel suites (to add to its existing 195 room hotel facility), a multi-level, 1,100 space parking garage and Bluesville, an entertainment facility which will accommodate approximately 1,000 customers. Additional facilities include a health club, one additional restaurant, a new, relocated and expanded buffet, a remodeled steak house, meeting room facilities and other amenities.

         Bossier City, Louisiana

         Horseshoe Bossier City has substantially completed the expansion of its entire casino facility at a cost of approximately $210 million, of which approximately $177 million had been incurred and approximately $110 million had been placed in service as of December 31, 1997. The newly expanded casino facility, which officially opened on January 28, 1998, features a new expanded riverboat casino facility (with approximately 40% more gaming positions and featuring a total of 1,343 slot machines, 58 table games and 11 poker tables), a 25 story hotel tower with 606 suites, meeting room facilities, a health club, the renovation and expansion of existing dockside facilities, the addition of two specialty restaurants, the complete renovation and expansion of the existing buffet and the recently completed 1,100 space parking garage, administration building and remodeled existing steak house restaurant.

         The Horseshoe Bossier City's new riverboat casino facility replaced the existing riverboat casino facility (the "Queen of the Red"). The Queen of the Red, along with related gaming equipment, was transferred to assets held for sale in January 1998. Management intends to use the Queen of the Red, and the related gaming equipment, in conjunction with the Company's proposed riverboat gaming facility set forth below in the Vicksburg, Mississippi discussion.

         Vicksburg, Mississippi

         In August 1997, the Company and Lady Luck Vicksburg, Inc. ("Lady Luck") signed a Contribution and Sale Agreement with respect to a proposed new limited liability company, which is intended to develop a riverboat gaming facility, including a riverboat casino, a hotel of approximately 200 rooms, an 800-car parking garage and other amenities in Vicksburg, Mississippi. The consummation of the Contribution and Sale Agreement and the development of the facility are subject to certain conditions precedent including the mutual determination by the Company and Lady Luck of the intended scope and cost of the proposed facility, the obtaining of requisite regulatory approvals, and the arrangement of appropriate project financing. The facility is to be developed and operated by a wholly-owned subsidiary of the Company, which will have an equity interest of 75% in the proposed limited liability company, with Lady Luck holding the remaining 25% interest. Under the terms of the Contribution and Sale Agreement, the Company and Lady Luck intend to contribute certain real property and other previously acquired assets having a combined net book value of approximately $42 million. The total cost of the project, including the value of the contributed assets, is estimated to be approximately $100 million.

OTHER ITEMS

        Cash and cash equivalents totaled $48,710,000 as of December 31, 1997. Included in accrued expenses at December 31, 1997 is a distribution payable to the owners of the Company amounting to $15,000,000, which was paid in February, 1998.

        Management believes that the Company's cash and cash equivalents on hand, cash from operations and additional borrowings under its Amended and Restated Credit Facility will be adequate to meet the Company's existing obligations when they become due.

         The Company has assessed and continues to assess the impact of the Year 2000 Issue on its reporting systems and operations. The Company has not fully determined which systems are not Year 2000 compliant but this determination is expected to be completed in 1998. Therefore, the total cost of remediation is still uncertain. If the Company's remediation plan is not successful, there could be a significant disruption of the Company's ability to transact business with its major vendors, as well as possible shutdown of certain computer-operated functions.

         The Company may be required to repurchase ownership interests held by employees, in the event of termination of their employment, at a price based on an independent appraisal. The total ownership interest held by employees subject to buy-out provisions was 9.1% as of December 31, 1997. The value of these ownership interests, amounting to $51.6 million, has been recorded as a liability in the accompanying consolidated financial statements as Redeemable Ownership Interests.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See the Index to Consolidated Financial Statements and the Index to Financial Statement Schedules included at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Section 6.2 of the Limited Liability Company Agreement of the Company (the "Company Agreement") provides that the Company shall be managed by a manager (the "Manager"). Pursuant to Section 6.1 of the Company Agreement, HGI serves as the Manager of the Company until the occurrence of its "Withdrawal," which pursuant to Section 1 of the Company Agreement, means the occurrence of the bankruptcy (as defined in the Company Agreement), dissolution or liquidation of HGI, or the withdrawal, resignation or retirement of HGI from the Company for any reason, and those situations when HGI may no longer continue as a member of the Company by reason of any law or pursuant to any terms of the Company Agreement. HGI has only one class of stock outstanding. The outstanding shares of common stock of HGI are owned 68.52% by Mr. Binion, 15.74% by Peri Howard, 15.74% by Leslie Kenny.

         The current executive officers and directors of HGI and of HGP, and certain officers of RPG and HE, are listed below, together with their ages and all positions and offices held by them.

                                  Age                Position
                                  ---                --------
Jack B. Binion                    61     Chairman of the Board of Directors and
                                         Chief Executive Officer of HGI, and Sole
                                         Director and Chief Executive Officer of HGP.
Phyllis M. Cope                   63     Director of HGI.
Peri Howard                       37     Director of HGI.
Paul R. Alanis                    49     President of HGI and of HGP.
Walter J. Haybert                 55     Treasurer and Chief Financial Officer of
                                         HGI and of HGP.
John J. Schreiber                 57     Senior Vice President - Governmental
                                         Relations of HGI and of HGP.
J. Michael Allen                  50     Senior Vice President - Operations of HGI
                                         and of HGP.
Loren S. Ostrow                   46     Senior Vice President, Secretary and
                                         General Counsel of HGI and of HGP.
Gary Border                       48     Senior Vice President - Marketing of HGI
                                         and of HGP.
J. Lawrence Lepinski              51     Senior Vice President and General Manager
                                         of Horseshoe Bossier City.
Bob McQueen                       44     Senior Vice President and General Manager
                                         of Horseshoe Casino Center.


         Mr. Binion has served as Chief Executive Officer of HGI since its inception (under the name New Gaming Capital Corporation) in December 1992 and as Chief Executive Officer of HGP since its inception immediately prior to the Roll-Up Transaction. Mr. Binion served as the Chief Executive Officer of Gaming Consulting, Inc., the general partner of the entity that was the general partner of RPG, from its inception in May 1993 until it merged into HGI in the Roll-Up Transaction. Mr. Binion has also been the President and Chief Executive Officer since 1964 of the Horseshoe Club Operating Company, which owns and operates Binion's Horseshoe in Las Vegas, Nevada.

         Ms. Cope is the wife of Jack Binion. She was elected director of HGI in January 1997 and will serve until further notice.

         Ms. Howard is the daughter of Phyllis Cope. She was elected director of HGI in January 1997 and will serve until further notice.

         Mr. Alanis has served as President of HGI and of HGP since January 1, 1996. Mr. Alanis has served as President of KII-Pasadena, Inc. since December 1988 and President of Koar International, Inc. from 1991 until 1995.

         Mr. Haybert became employed by an affiliate of the Company in August 1995, and became employed as the Treasurer and Chief Financial Officer of HGI and of HGP upon the consummation of the Roll-Up Transaction. From April 1992 until July 1995, Mr. Haybert was the Vice President of Gaming Development of Harrah's Entertainment, Inc.

         Mr. Schreiber has served as Senior Vice President of HGI since the Roll-Up Transaction and, prior to that, as Senior Vice President of Horseshoe Club Operating Company since April 1994. From May 1992 through April 1994, Mr. Schreiber served as President of St. Charles Riverfront Station and as Vice President of Governmental Affairs for Station Casinos, Inc.

         Mr. Allen has served as Senior Vice President of Horseshoe Gaming, Inc. since the Roll-up Transaction and prior to that as General Manager of the Horseshoe Casino Center since May 1994. Prior to that, Mr. Allen served as Principal of Gaming Associates, Inc. from September 1992.

         Mr. Ostrow has served as Senior Vice President and General Counsel of HGI and of HGP since January 1, 1996. Mr. Ostrow has served as Senior Vice President of KII-Pasadena, Inc., since December 1988, and Senior Vice President of Koar International, Inc. from 1991 until 1995.

         Mr. Border has served as Senior Vice President - Marketing of HGI since July 1996. Since 1987, Mr. Border served as President and founder of Marketing Results, Inc.

         Mr. Lepinski has served as Senior Vice President and General Manager of the Horseshoe Bossier City since September 1995. Prior to that, Mr. Lepinski served as General Manager of Bally's Saloon and Gambling Hall in Tunica, Mississippi since August 1993.

         Mr. McQueen has served as Senior Vice President and General Manager of the Horseshoe Casino Center since July 1996 and prior to that as Vice President of Casino Operations for Horseshoe Casino Center since June 1994. From April 1992 to June 1994 Mr. McQueen served as a Senior Level Executive with Carnival Cruise Lines.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table sets forth all compensation awarded to, earned by or paid to the Chief Executive Officer and the other four most highly compensated executive officers (the "Named Executive Officers") for their services to the Company for the years ended December 31, 1997, 1996 and 1995.

                           SUMMARY COMPENSATION TABLE


                                        ANNUAL COMPENSATION
                         -------------------------------------------------------
NAME AND PRINCIPAL       YEAR          SALARY         BONUS       OTHER ANNUAL      RESTRICTED         ALL OTHER
     POSITION                                                    COMPENSATION(1)     UNITS(2)         COMPENSATION
     --------            ----          ------         -----      ---------------     --------         ------------
Jack B. Binion           1997        $             $             $                  $                 $
                         1996
                         1995
Paul R. Alanis           1997         500,000       195,000                                             19,355(6)
                         1996          494,63       200,000                                              7,351(6)
                         1995                                                                          110,000(3)
Loren S. Ostrow          1997          287,16        92,500                                              5,706(6)
                         1996          271,50        75,000                                              1,370(6)
                         1995                                                                           55,000(3)
Walter J. Haybert(4)     1997          350,00                                                            9,975(6)
                         1996          351,79                                                            6,785(6)
                         1995          94,231        35,138       342,098            1,026,296           4,681(6)
J. Michael Allen(5)      1997          350,00                                                           10,853(6)
                         1996          367,71                                                            1,792(6)
                         1995          90,192        67,000       251,052            1,117,342           5,653(7)


(1) The Company has determined the value of the Units for purposes of this table based on the appraisal conducted by the investment banking firm of Houlihan Lokey Howard and Zukin in connection with the Roll-Up Transaction.

(2) The Company will make Permitted Distributions to its members with respect to the Units, including those Units that are restricted (see "Description of New Notes").

(3) While Mr. Alanis and Mr. Ostrow performed policy making functions of HGI similar to that of officers during fiscal year 1995, they were employees of KII-Pasadena, Inc., which was party to a consulting agreement with HGI. The consulting agreement provided for payments to KII-Pasadena, Inc. of $55,000 per month (See "Related Party Transactions"). Mr. Alanis and Mr. Ostrow own 67% and 33% of the stock, respectively of KII-Pasadena, Inc. The amount of compensation to Mr. Alanis and Mr. Ostrow indicated is equal to their respective share of the consulting payments to KII-Pasadena, Inc. for the three-month period ended December 31, 1995.

(4) 375,367 of the 500,489 Units granted to Mr. Haybert in fiscal year 1995 have vested as of December 31, 1997, the remaining units vest pursuant to the schedule in Mr. Haybert's employment agreement with HGI. (See "--Employment Agreements.") The value of the unvested units at December 31, 1997 is $341,708.

(5) 986,063 of the 1,316,203 Units granted to Mr. Allen in fiscal year 1995 have vested as of December 31, 1997, the remaining units vest pursuant to the schedule in Mr. Allen's employment agreement with HGI. (See "--Employment Agreements.") The value of the unvested units at December 31, 1997 is $901,612.

(6)      Premium on insurance policies.

(7)      Housing and automobile allowance.

COMPENSATION OF DIRECTORS; COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Bylaws of HGI provide for a six member board of directors. There are currently three directors. Directors serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Vacancies on the board of directors may be filled by a majority of the remaining directors. The Chairman of the Board of Directors receives no compensation for services on the board, Peri Howard receives $150,000 and Phyllis Cope receives $100,000 per year as compensation for their services on the Board.

         Officers serve at the discretion of the Board. The Board has no Compensation Committee. Mr. Alanis has participated in discussions with Mr. Binion regarding executive compensation.

EMPLOYMENT AGREEMENTS

         Mr. Binion has provided services pursuing, developing and managing gaming operations for the Company and its Subsidiaries. Mr. Binion has not been compensated for his services in the past nor is there an existing employment agreement providing for Mr. Binion to receive compensation for his services in the future. It is anticipated, however, that Mr. Binion will enter into an employment agreement with HGI, the Manager of the Company in 1998. Mr. Binion is not currently compensated for his services to the Company.

         Mr. Alanis is party to an employment agreement with HGI, which agreement contains customary employment terms and provides for a current annual base salary of $500,000, fringe benefits, participation in such health and pension plans as HGI shall adopt for all HGI executives, and a bonus of $200,000 which was paid during 1996. The employment agreement provides for a bonus in 1997 and 1998 should the Company in 1996 and 1997 sustain a level of activity and financial performance equal or greater to the level of activity and financial performance of the Company during calendar year 1995. The employment agreement also contains a put/call provision whereby, upon termination of Mr. Alanis' employment, the Company may, at its option, or must, at Mr. Alanis' option (with either option exercisable within 30 days of such termination), purchase Mr. Alanis' ownership interest for cash in an amount equal to its then fair market value. The employment agreement provides that Mr. Alanis' employment shall terminate on December 31, 1998, unless earlier terminated as provided therein. HGI may terminate Mr. Alanis' employment for cause (including upon Mr. Alanis' disability) or without cause. If, as of December 31, 1997, the employment of Mr. Alanis had been terminated for cause, $41,667 would have been payable to Mr. Alanis, and $700,000 would have been payable if his employment had been terminated without cause. The employment agreement also includes confidentiality provisions.

         Mr. Ostrow is party to an employment agreement with HGI, which agreement contains customary employment terms and provides for a current annual base salary of $300,000, fringe benefits, participation in such health and pension plans as HGI shall adopt for all HGI executives, and a bonus. The employment agreement also contains a put/call provision whereby, upon termination of Mr. Ostrow's employment, the Company may, at its option, or must, at Mr. Ostrow's option (with either option exercisable within 30 days of such termination), purchase Mr. Ostrow's ownership interest for cash in an amount equal to its then fair market value. The employment agreement provides that Mr. Ostrow's employment shall terminate on December 31, 1998, unless earlier terminated as provided therein. HGI may terminate Mr. Ostrow's employment for cause (including upon Mr. Ostrow's disability) or without cause. If, as of December 31, 1997, the employment of Mr. Ostrow had been terminated for cause, $25,000 would have been payable to Mr. Ostrow and $300,000 would have been payable if his employment had been terminated without cause. The employment agreement also includes confidentiality provisions.

         Mr. Haybert is party to an employment agreement with HGI, which agreement contains customary employment terms and provides for a current annual base salary of $350,000, fringe benefits, and participation in such health and pension plans as HGI shall adopt for all HGI executives. The employment agreement also provides Mr. Haybert with 500,489 Units in the Company, subject to a specified divestiture schedule. Under such schedule, 25% is subject to divestiture upon Mr. Haybert's termination or voluntary resignation prior to July 31, 1998. HGI also agreed to make available, within ten (10) days after a request by Mr. Haybert, a personal loan of up to $200,000, bearing interest at the rate of 10% per annum to be secured by the pledge of Mr. Haybert's Units in the Company. The employment agreement also contains a put/call provision whereby, upon termination of Mr. Haybert's employment, the Company may, at its option, or must, at Mr. Haybert's option (with either option exercisable within 90 days of such termination), purchase that portion of Mr. Haybert's ownership interest that is not subject to divestiture for cash in an amount equal to the amount the fair market value exceeds $1,366,923. If

Mr. Haybert is terminated without cause, his ownership interest shall no longer be subject to divestiture. The employment agreement provides that Mr. Haybert's employment shall terminate on July 31, 1998, unless earlier terminated as provided therein. HGI may terminate Mr. Haybert's employment for cause (including upon Mr. Haybert's disability) or without cause. Upon the termination of Mr. Haybert's employment for any reason (including a failure to renew his employment agreement or to enter into a new employment agreement), the Company shall immediately pay Mr. Haybert a severance benefit in cash as follows: (a) if such termination is for cause, then $1,025,192 is payable if Mr. Haybert is terminated on or before July 20, 1998 and $1,366,923 is payable thereafter, or
(b) if such termination is by Mr. Haybert or is by the Company without cause, then $1,366,923 is payable. The aforementioned severance benefit shall be increased by the difference between the ordinary income tax rate and the capital gains tax rate (expressed as a percentage) in effect at the time of termination. The employment agreement also provides that all of Mr. Haybert's ownership interest shall become fully vested, and his severance benefit shall become fully vested and paid, immediately upon the occurrence of any transaction whereby Mr. Binion (including any entities through which he holds his ownership interest in the Company), family members of Mr. Binion and/or trusts established for the benefit of Mr. Binion's heirs transfer a controlling interest in the Company to a third party in a transaction other than a public offering. The employment agreement also includes confidentiality provisions. The assignment agreement whereby the Company issued the ownership interest to Mr. Haybert provides that, for purposes of determining the fair market value of Mr. Haybert's ownership interest, prior to any Subsidiary being granted a license to own and/or operate a gaming business, the value of such Subsidiary shall be limited to the amount of the Company's capital investment therein. Because it originally was contemplated that Mr. Haybert would receive his ownership interest and the share of Net Profits to which it would entitle him in July 1995, and Mr. Haybert did not in fact receive his ownership interest until the October 1, 1995 effective date of the Roll-Up Transaction, HGI paid Mr. Haybert a one time bonus in an amount equal to the $35,138 in Net Profits to which he would have been entitled.

         Mr. Allen is party to an employment agreement with HGI, which agreement contains customary employment terms and provides for a current annual base salary of $350,000, fringe benefits, participation in such health and pension plans as HGI shall adopt for all HGI executives, and a one time bonus of $67,000 which was paid during 1995. The employment agreement also increased Mr. Allen's ownership interest in the Company by 500,489 Units, subject to a specified divestiture schedule. Under such schedule, 45% of Mr. Allen's ownership interest vested fully upon execution of the employment agreement, an additional 15% vested on May 15, 1996 and May 15, 1997; and the remaining 25% vests as follows: an additional 15% vests and shall not be subject to divestiture beginning on May 15, 1998; and the remaining 10% vests and shall not be subject to divestiture beginning on May 11, 1999. The employment agreement also contains a put/call provision whereby, upon termination of Mr. Allen's employment, the Company may, at its option, or must, at Mr. Allen's option (with either option exercisable within 30 days of such termination), purchase that portion of Mr. Allen's ownership interest that is not subject to divestiture for cash in an amount equal to the amount the fair market value exceeds $1,366,923. The employment agreement provides that Mr. Allen's employment shall terminate on May 11, 1999, unless earlier terminated as provided therein. HGI may terminate Mr. Allen's employment solely for cause (including upon Mr. Allen's disability). Upon the termination of Mr. Allen's employment for any reason (including a failure to renew his employment agreement or to enter into a new employment agreement), the Company shall immediately pay Mr. Allen a severance benefit in cash as follows:
(i) $486,630 is payable if Mr. Allen is terminated on or before May 15, 1998;
(ii) $1,025,606 is payable if Mr. Allen is terminated on or before May 15, 1999 and (iii) $1,366,923 is payable thereafter. The aforementioned severance benefit shall be increased by the difference between the ordinary income tax rate and the capital gains tax rate (expressed as a percentage) in effect at the time of termination. The employment agreement also provides that all of the ownership interest shall become fully vested, and his severance benefit shall become fully vested and paid, immediately upon the occurrence of any transaction whereby Mr. Binion (including any entities through which he holds his ownership interest in the Company), family members of Mr. Binion and/or trusts established for the benefit of Mr. Binion's heirs transfer a controlling interest in the Company to a third party in a transaction other than a public offering. The employment agreement also includes confidentiality provisions. The assignment agreement whereby the Company issued the ownership interest to Mr. Allen provides that, for purposes of determining the fair market value of Mr. Allen's ownership interest, prior to any Subsidiary being granted a license to own and/or operate a gaming business, the value of such Subsidiary shall be limited to the amount of the Company's capital investment therein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding beneficial ownership of membership interests in the Company ("Units"), as of December 31, 1997, by each person who is known by the Company to own beneficially more than 5% of the Units, by each director of the Company, each of the executive officers and by all directors and executive officers of the Company as a group.


                                    NAME(1)                          NUMBER OF            PERCENTAGE OF
                                    -------                            UNITS                  UNITS
                                                                       -----                  -----
                        Jack B. Binion .................           80,999,065(2)           80.704818%
                        Phyllis M. Cope.................            6,555,882(3)            6.532066%
                        Hanwa...........................            7,017,220(4)            6.991728%
                        HGI.............................           30,715,128(5)           30.603548%
                        Peri Howard.....................            9,027,039(6)            8.994246%
                        Paul Alanis.....................               3,155,935            3.144470%
                        J. Michael Allen................               1,316,203            1.311422%
                        Walter J. Haybert...............                 500,489                   *
                        Loren S. Ostrow.................               1,577,967            1.572235%
                        Directors and executive
                        officers as a group (5 persons).              87,799,904           87.480951%


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

(3) Includes 3,277,941 Units held by Phyllis M. Cope, as Trustee of the Ted J. Fechser Trust, and 3,277,941 Units held by Phyllis M. Cope, as Trustee of the Fancy Ann Fechser Trust. Phyllis M. Cope expressly disclaims beneficial ownership of any Units held by her as trustee of such trusts, which are trusts established for the benefit of certain members of the families of Mr. Binion or Phyllis M. Cope, for purposes of Sections 13(d) and 13(g) of the Exchange Act.

(4)      Issuable upon Hanwa's exercise of Company Warrants.

(5) Includes 7,017,220 Units to be surrendered upon Hanwa's exercise of Company Warrants.

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

         The Company retained the services of KII-Pasadena, Inc. ("KII"), a California corporation owned by Paul Alanis and Loren Ostrow, pursuant to a consulting agreement (the "Consulting Agreement") that originally was entered into between Koar International, Inc., a California corporation that was owned by Messrs. Alanis and Ostrow, and Mr. Binion (who later assigned his rights and obligations to HE and RPG). Pursuant to the Consulting Agreement, KII acted on behalf of the Company as developer of the Horseshoe Bossier City and the Horseshoe Casino Center and has provided consulting services to the Company related to new gaming developments. The total amount paid pursuant to the Consulting Agreement, which was canceled December 31, 1995, since its inception in March 1993 was $1,255,000, as well as reimbursements for out-of-pocket expenditures. Onyx has agreed to pay KII or its principals for introducing to Onyx the opportunity of providing financing services to the Company, a finder's fee equal to 30% of the net fees, commissions and other compensation received by Onyx for its services in placing the Senior Notes and arranging the Credit Facility after deduction for all relevant unreimbursed expenses. The total fee paid to KII, or its principals, by Onyx, including the amount payable with respect to the sale of Senior Notes upon the exercise of the warrants was approximately $1,151,000. In the Roll-Up Transaction, Messrs. Alanis and Ostrow exchanged limited partnership interests in NGCP and RPG for Units in the Company. On January 1, 1996, Paul Alanis and Loren Ostrow became officers of the Company.

         The Company conducts a portion of its marketing through an entity that is owned by the wife of an officer. Amounts paid to this company for fees and reimbursable expenses totaled $2,648,000, $1,633,000, $1,029,000 and $84,000 for the years ended December 31, 1997, 1996, 1995 and 1994, respectively.

         The Company has made loans to various employees with ownership interests in the Company. The amount outstanding under these notes was $2,214,000 and $1,715,000 as of December 31, 1997 and 1996, respectively. The notes to employees are secured by their ownership interests in the Company. The notes have various due dates through October 1999 and interest rates ranging from 7% to 10%.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                                                              PAGE
                                                                                                             NUMBER
                                                                                                             ------
(a)(1)   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:

         HORSESHOE GAMING L.L.C. AND SUBSIDIARIES...............................................................F-2
         NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY ........................................................F-20
         ROBINSON PROPERTY GROUP, L.P. ........................................................................F-33

(a)(2)   INDEX TO FINANCIAL STATEMENT SCHEDULES:

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS........................................................S-2


         All other schedules are omitted as the required information is inapplicable or not present in amounts sufficient to require submission of the schedule, or because the information is presented in the consolidated financial statements or related notes thereto.

         The exhibits listed on the accompanying Exhibit Index are filed as part of this Form 10-K.

(b)      REPORTS ON FORM 8-K:

         None.

                                   SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Las Vegas, State of Nevada, on March 30, 1998.

                                    Horseshoe Gaming, L.L.C.,
                                    a Delaware limited liability company

                                    By:      Horseshoe Gaming, Inc.,
                                             a Nevada corporation
                                    Its:     Manager


                                             By:      /s/ Jack B. Binion
                                                      -------------------------
                                                      Jack B. Binion
                                             Its:     Chief Executive
                                                      Officer and Chairman
                                                      of the Board of
                                                      Directors

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         SIGNATURE                           TITLE                                          DATE
     /s/ Jack B. Binion               Chief Executive Officer                             March 30, 1998
---------------------------           and Chairman of the Board
        Jack B. Binion                of Directors (Principal
                                      Executive Officer) of
                                      Horseshoe Gaming, Inc.

                                      Chief Financial Officer                             March 30, 1998
  /s/ Walter J. Haybert               and Treasurer
---------------------------           (Principal Financial
     Walter J. Haybert                and Accounting Officer)
                                      of Horseshoe Gaming, Inc.

                                  EXHIBIT INDEX

  Exhibit                           Description                                                        Sequentially
   Number                           -----------                                                          Numbered
   ------                                                                                                --------
                                                                                                         Page
   3.1*     Certificate of Formation of Horseshoe Gaming, L.L.C.

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

  Exhibit                           Description                                                        Sequentially
   Number                           -----------                                                          Numbered
   ------                                                                                                --------
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

  4.31*     Tunica County Second Security Agreement and Assignment thereof.

  4.37+     Amendment No. 1 to Indenture, dated as of July 19, 1996, by and among Horseshoe
            Gaming, L.L.C., Robinson Property Group Limited Partnership and U.S.
            Trust Company of California, N.A., as Trustee under the Indenture.

  4.40+++   Intercompany Senior Secured Note due September 30, 2000 executed by
            Robinson Property Group Limited Partnership in favor of Horseshoe
            Gaming, L.L.C.

  4.41+++   Intercompany Senior Secured Note due September 30, 2000 executed by
            Horseshoe Entertainment in favor of Horseshoe Gaming, L.L.C.

  4.42#     Purchase Agreement for 9-3/8% Series A Senior Subordinated Notes by and among
            Horseshoe Gaming, L.L.C. and Robinson Property Group Limited Partnership, as
            guarantor, and Wasserstein Perella Securities, Inc. as Initial Purchaser

  4.43#     Form of 9-3/8% Senior Subordinated Note due 2007 of Horseshoe Gaming, L.L.C.

  4.44#     Indenture, dated as of June 15, 1997, by and among Horseshoe Gaming, L.L.C., U.S.
            Trust Company of Texas, N.A. as Trustee, and Robinson Property Group Limited
            Partnership, as guarantor, with respect to the 9-3/8% Senior Subordinated Notes due
            2007.

  4.45#     Exchange and Registration Rights Agreement, dated as of June 25, 1997, by and among Horseshoe Gaming, L.L.C., Robinson Property Group Limited Partnership and
            Wasserstein Perella Securities, Inc.

  4.46#     Intercompany Senior Secured Note due June 15, 2007 executed by Robinson Property
            Group Limited Partnership in favor of Horseshoe Gaming, L.L.C.

  4.47#     Intercompany Senior Secured Note due June 15, 2007 executed by Horseshoe
            Entertainment in favor of Horseshoe Gaming, L.L.C.

  4.48###   Intercompany Senior Secured Note due June 15, 2000 executed by Robinson Property
            Group Limited Partnership in favor of Horseshoe Gaming, L.L.C.

  4.49###   Intercompany Senior Secured Note due June 15, 2000 executed by Horseshoe
            Entertainment in favor of Horseshoe Gaming, L.L.C.

  4.50###   Amended and Restated Credit Facility Agreement, dated as of November 12, 1997, by and among Horseshoe Gaming, L.L.C. and Canadian Imperial Bank of Commerce as agent for the lenders

  4.51###   Form of Revolving Note between Horseshoe Gaming, L.L.C. and Lender pursuant to the
            Amended and Restated Credit Facility Agreement.

  4.52###   Form of Swingline Note between Horseshoe Gaming, L.L.C. and Canadian Imperial Bank of
            Commerce pursuant to the Amended and Restated Credit Facility Agreement

  4.53###   Security Agreement made as of November 12, 1997 by the Company in favor of Canadian
            Imperial Bank of Commerce (the "Bank").

  4.54###   Guarantee and Security Agreement made by Horseshoe Gaming, Inc. as of November 12,
            1997 in favor of the Bank.

  4.55###   Guarantee and Security Agreement made by Horseshoe GP, Inc. as of November 12, 1997 in favor of the Bank.

  4.56###   Amended and Restated Guarantee and Security Agreement made by Robinson Property
            Group LP as of November 12, 1997 in favor of the Bank.

  4.57###   Guarantee and Security Agreement made by New Gaming Capital Partnership as of
            November 12, 1997 in favor of the Bank.

  4.58###   Guarantee and Security Agreement made by Horseshoe Ventures as of November 12, 1997 in favor of the Bank.

  4.59###   Amended and Restated Note Assignment made by the Company as of November 12, 1997 in favor of the Bank.

  4.60###   Amended and Restated Pledge Agreement of the Company as of November 12, 1997 in favor of the Bank.

  4.61###   Amended and Restated Pledge Agreement of JBB Gaming Investments as of November 12, 1997
            in favor of the Bank.

  4.62###   Amended and Restated Intercreditor Agreement dated as of November 12, 1997 by and between Horseshoe Gaming, L.L.C. and Canadian Imperial Bank of Commerce.

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

 10.33++    Amended Employment Agreement dated October 1, 1995 by and between Horseshoe Gaming,
            Inc. and John Michael Allen.

 10.34++    Employment Agreement dated July 1, 1996 by and between Horseshoe Gaming, Inc. and Gary
            Border.

 10.35++    Amended Employment Agreement dated October 1, 1995 by and between Horseshoe Gaming,
            Inc. and Walter J. Haybert.

 10.36++    Amended Employment Agreement dated October 1, 1995 by and between Horseshoe Gaming,
            Inc. and John J. Schreiber.

 10.37#     Second Amended and Restated Employment Agreement dated as of October 1, 1995 by and between Horseshoe Gaming, Inc. and John Michael Allen.

 10.38#     Second Amended and Restated Employment Agreement dated as of October 1, 1995 by and between Horseshoe Gaming, Inc. and Walter J. Haybert.

 10.39#     Second ,Amended and Restated Employment Agreement dated as of October 1, 1995, by  and between Horseshoe Gaming, Inc. and John J. Schreiber.

 10.40#     1997 Unit Option Plan of Horseshoe Gaming, L.L.C.

 10.41#     Unit Option Agreement dated as of February 1, 1997 by and between Horseshoe Gaming,
            L.L.C. and Larry Lepinski.

 10.42#     Agreement Between Owner and Contractor for the Construction of a Hotel between
            Horseshoe Entertainment and Manhattan Construction Company and Whitaker Construction
            Company  d.b.a.  Manhattan/Withtaker, a  Joint Venture.

 10.43#     Vessel Construction Agreement dated as of March 6, 1997 between Levac Shipyards, Inc.
            and Horseshoe Entertainment.

 10.44#     Contract for Construction dated as of August 6, 1996 between
            Robinson Property Group Limited Partnership and Charles N. White
            Construction Company, together with Change Orders Numbered 1 through
            6.

 10.45## Contribution and Sale Agreement dated as of August 26, 1997 by and between Lady Luck Vicksburg, Inc. and Horseshoe Gaming, L.L.C.

  21.1###   Subsidiaries of Horseshoe Gaming, L.L.C.

  27.1###   Financial Data Schedule-Horseshoe Gaming L.L.C. and Subsidiaries.


-----------

*        Filed as an Exhibit to Registration Statement on Form S-4 (No.
         333-0214) filed on January 8, 1996.
** Filed as an Exhibit to Amendment No. 1 to Registration Statement filed on April 26, 1996.
*** Filed as an Exhibit to Amendment No. 2 to Registration Statement filed on May 9, 1996.
+ Filed as an Exhibit to Form 10-Q for the Quarter Ended June 30, 1996, filed on August 13, 1996.
++ Filed as an Exhibit to Form 10-K for the Year Ended December 31, 1996, filed on March 31, 1997.
+++ Filed as an Exhibit to Form 10-Q for the Quarter Ended March 31, 1997, filed on May 7, 1997.
#        Filed as an Exhibit to Registration Statement on Form S-4 (No.
         333-33145) filed on August 7, 1997.
## Filed as an Exhibit to Amendment No. 1 to Registration Statement filed on October 8, 1997.
###      Filed herewith.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

         No annual report or proxy material has been sent to security holders during the fiscal year ended December 31, 1997.

                                      HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES

                                            INDEX TO FINANCIAL STATEMENTS


Horseshoe Gaming, L.L.C. and Subsidiaries                                                                      Page
-----------------------------------------                                                                      ----
Report of Independent Public Accountants                                                                        F-2
Consolidated Financial Statements:
    Balance sheets as of December 31, 1997 and 1996                                                             F-3
    Statements of operations for the years ended December 31, 1997, 1996 and 1995                               F-4
    Statements of members' equity for the years ended December 31, 1997, 1996 and 1995                          F-5
    Statements of cash flows for the years ended December 31, 1997, 1996 and 1995                               F-6
    Notes to consolidated financial statements                                                                  F-7

New Gaming Capital Partnership and Subsidiary

Report of Independent Public Accountants                                                                       F-20
Consolidated Financial Statements:
    Balance sheets as of December 31, 1997 and 1996                                                            F-21
    Statements of operations for the years ended December 31, 1997, 1996 and 1995                              F-22
    Statements of partners' capital for the years ended December 31, 1997, 1996 and 1995                       F-23
    Statements of cash flows for the years ended December 31, 1997, 1996 and 1995                              F-24
    Notes to consolidated financial statements                                                                 F-25

Robinson Property Group, L.P.

Report of Independent Public Accountants                                                                       F-33
Financial Statements:
    Balance sheets as of December 31, 1997 and 1996                                                            F-34
    Statements of operations for the years ended December 31, 1997, 1996 and 1995                              F-35
    Statements of partners' capital for the years ended December 31, 1997, 1996 and 1995                       F-36
    Statements of cash flows for the years ended December 31, 1997, 1996 and 1995                              F-37
    Notes to financial statements                                                                              F-38

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Horseshoe Gaming, L.L.C.:

We have audited the accompanying consolidated balance sheets of Horseshoe Gaming, L.L.C. (a Delaware limited liability company) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, members' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Horseshoe Gaming, L.L.C. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                             ARTHUR ANDERSEN LLP

Las Vegas, Nevada,
    February 13, 1998.

                             HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                           (IN THOUSANDS)

                                                                             December 31,
                                                                    -------------------------------
                                                                      1997                  1996
                                                                    ---------             ---------
                                               ASSETS
Current Assets:
    Cash and cash equivalents                                       $  48,710             $  79,159
    Accounts receivable, net of allowance for doubtful
       accounts of $8,965 and $3,452                                   13,518                 8,026
    Inventories                                                         2,958                 1,435
    Prepaid expenses and other                                          2,102                 1,639
                                                                    ---------             ---------
                 Total current assets                                  67,288                90,259
                                                                    ---------             ---------

Property and Equipment:
    Land                                                               14,688                10,225
    Buildings, boat, barge and improvements                           276,936               121,807
    Furniture, fixtures and equipment                                  68,194                41,572
    Less:  accumulated depreciation                                   (42,769)              (26,493)
                                                                    ---------             ---------
                                                                      317,049               147,111
    Construction in progress                                           67,428                38,644
                                                                    ---------             ---------
                 Net property and equipment                           384,477               185,755
                                                                    ---------             ---------

Other Assets:
    Escrow funds                                                           --                42,235
    Goodwill, net                                                      37,960                39,226
    Other                                                              21,831                20,122
                                                                    ---------             ---------
                                                                    $ 511,556             $ 377,597

                                  LIABILITIES AND MEMBERS' EQUITY
Current Liabilities:
    Current maturities of long-term debt                            $   1,674             $  11,060
    Accounts payable                                                    8,784                 3,184
    Construction payables                                              27,984                14,106
    Accrued expenses and other                                         46,601                23,751
                                                                    ---------             ---------
                 Total current liabilities                             85,043                52,101

Long-term Debt, less current maturities                               311,601               221,648

Minority Interest                                                      (1,317)                 (827)

Commitments and Contingencies (Notes 7 and 8)

Redeemable Ownership Interests, net of deferred
    compensation of $1,954 and $3,033                                  51,634                24,893

Members' Equity                                                        64,595                79,782
                                                                    ---------             ---------
                                                                    $ 511,556             $ 377,597


                        The accompanying notes are an integral part of these
                                 consolidated financial statements.


                                                F-3

                                    HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (IN THOUSANDS)

                                                                         Year Ended December 31,
                                                             1997                  1996                  1995
                                                           ---------             ---------             ---------
Revenues:
    Casino                                                 $ 321,236             $ 317,479             $ 283,402
    Food and beverage                                         29,990                26,947                24,299
    Hotel                                                      8,773                 7,919                 7,289
    Retail and other                                           4,305                 4,425                 4,092
                                                           ---------             ---------             ---------
                                                             364,304               356,770               319,082
    Promotional allowances                                   (29,211)              (25,033)              (20,697)
                                                           ---------             ---------             ---------
       Net revenues                                          335,093               331,737               298,385
                                                           ---------             ---------             ---------

Expenses:
    Casino                                                   175,394               162,408               133,299
    Food and beverage                                         10,981                12,317                12,741
    Hotel                                                      7,877                 6,798                 5,662
    Retail and other                                           1,425                 1,359                 1,728
    General and administrative                                43,600                45,351                42,923
    Development                                                1,653                 6,629                 4,387
    Depreciation and amortization                             19,411                15,989                12,545
    Preopening                                                 2,964                    --                 7,021
                                                           ---------             ---------             ---------
       Total expenses                                        263,305               250,851               220,306
                                                           ---------             ---------             ---------

Operating Profit Before Corporate Expenses                    71,788                80,886                78,079
    Corporate expenses                                        22,490                10,254                 3,375
                                                           ---------             ---------             ---------

Operating Income                                              49,298                70,632                74,704

Other Income (Expense):
    Interest expense                                         (20,792)              (28,090)              (20,188)
    Interest and other income                                  4,996                 6,126                 1,453
    Other, net                                                  (429)                  154                    --
    Minority interest in income of subsidiaries                 (420)               (1,861)               (8,850)
                                                           ---------             ---------             ---------

Income Before Extraordinary
    Loss on Early Retirement of Debt                          32,653                46,961                47,119

Extraordinary Loss on Early Retirement of Debt                (5,243)                   --                (7,179)
                                                           ---------             ---------             ---------

Net Income                                                 $  27,410             $  46,961             $  39,940
                                                           =========             =========             =========

                              The accompanying notes are an integral part of these
                                       consolidated financial statements.


                                                      F-4

                                      HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
                                     YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                    (IN THOUSANDS)


                                                                           Members'         Contributions
                                                                            Equity         Receivable          Total
                                                                           --------         --------         --------
Balance at December 31, 1994                                               $  3,633         $     --         $  3,633

Contributions                                                                 1,273           (1,150)             123
Distributions:
    Cash                                                                    (21,222)              --          (21,222)
    Payable                                                                  (1,857)              --           (1,857)
Increase in redeemable ownership interests                                  (13,963)              --          (13,963)
Capital accounts of minority interests purchased                              4,543               --            4,543
Step-up in basis of assets due to purchase
    of minority interests                                                    41,755             (205)          41,550
Net income                                                                   39,940               --           39,940
                                                                           --------         --------         --------

Balance at December 31, 1995                                                 54,102           (1,355)          52,747

Collection of contributions receivable                                           --            1,355            1,355
Cash distributions                                                          (18,853)              --          (18,853)
Increase in redeemable ownership interests                                   (2,428)              --           (2,428)
Net income                                                                   46,961               --           46,961
                                                                           --------         --------         --------

Balance at December 31, 1996                                                 79,782               --           79,782

Distributions:
    Cash                                                                    (11,056)              --          (11,056)
    Payable                                                                 (15,000)              --          (15,000)
Increase in redeemable ownership interests                                  (16,541)              --          (16,541)
Net income                                                                   27,410               --           27,410
                                                                           --------         --------         --------

Balance at December 31, 1997                                               $ 64,595         $     --         $ 64,595
                                                                           ========         ========         ========

                                 The accompanying notes are an integral part of these
                                          consolidated financial statements.


                                                         F-5

                                         HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (IN THOUSANDS)

                                                                                      Year Ended December 31,
                                                                         1997                  1996                  1995
                                                                      ---------             ---------             ---------
Cash flows from operating activities:
    Net income                                                        $  27,410             $  46,961             $  39,940
    Adjustments to reconcile net income to
       net cash provided by operating activities:
          Minority interest in income of subsidiaries                       420                 1,861                 8,850
          Depreciation and amortization                                  19,411                15,989                12,545
          Amortization of debt discount,
              deferred finance charges and other                          2,313                 3,032                 2,849
          Loss on disposal of land and other assets                         389                 1,011                    --
          Provision for doubtful accounts                                 7,556                 4,388                 2,186
          Increase in redeemable ownership
              interests                                                  15,066                 4,546                 6,003
          Extraordinary loss on early retirement of debt                  5,243                    --                 7,179
          Preopening expenses                                                --                    --                 3,819
          Net change in assets and liabilities                           (6,482)               (8,390)                7,746
                                                                      ---------             ---------             ---------
                 Net cash provided by operating activities               71,326                69,398                91,117
                                                                      ---------             ---------             ---------

Cash flows from investing activities:
    Purchases of property and equipment                                (215,576)              (58,824)              (18,986)
    Increase (decrease) in construction payables                         13,879                10,906                   (84)
    Proceeds from sale of land                                               --                 1,400                    --
    Purchase of land held for sale                                           --                    --                (1,344)
    Net decrease (increase) in escrow funds                              42,235               (10,919)              (31,316)
    Net increase in other assets                                         (1,717)               (8,024)               (6,588)
                                                                      ---------             ---------             ---------
                 Net cash used in investing activities                 (161,179)              (65,461)              (58,318)
                                                                      ---------             ---------             ---------

Cash flows from financing activities:
    Proceeds from debt and warrants                                     175,438                49,073               200,772
    Payments on debt                                                    (97,877)              (15,547)             (149,879)
    Capital contributions                                                    --                    --                   123
    Capital distributions                                               (11,056)              (20,710)              (21,222)
    Contributions from minority holders                                      --                    --                   600
    Distributions to minority holders                                      (910)               (1,560)               (6,069)
    Deferred interest payable                                                --                    --                (2,467)
    Debt issue costs and commitment fees                                 (6,191)               (1,575)               (7,700)
                                                                      ---------             ---------             ---------
                 Net cash provided by financing activities               59,404                 9,681                14,158
                                                                      ---------             ---------             ---------

Net change in cash and cash equivalents                                 (30,449)               13,618                46,957
Cash and cash equivalents, beginning of period                           79,159                65,541                18,584
                                                                      ---------             ---------             ---------
Cash and cash equivalents, end of period                              $  48,710             $  79,159             $  65,541
                                                                      =========             =========             =========

                                    The accompanying notes are an integral part of these
                                             consolidated financial statements.


                                                            F-6

                    HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      ORGANIZATION AND BASIS OF PRESENTATION

General

Horseshoe Gaming, L.L.C. (the "Company") was formed in Delaware in August 1995 to acquire, through a roll-up transaction effective October 1, 1995, entities under the control of Mr. Jack B. Binion ("Mr. Binion"), which conduct gaming, hotel and other related operations in Bossier City, Louisiana, and Tunica County, Mississippi, and are actively involved in efforts to develop gaming operations in new jurisdictions. Because of the integrated nature of these operations, the Company is considered to be engaged in one industry segment. A description of each entity is as follows:

- New Gaming Capital Partnership ("NGCP") is a Nevada limited partnership which was formed on February 4, 1993. NGCP is 100% owned by the Company and its subsidiary Horseshoe GP, Inc. As of December 31, 1997 and 1996, NGCP owned 91.92% of Horseshoe Entertainment, L.P. ("HE"), a Louisiana limited partnership which owns and operates the Horseshoe Bossier City (see Note 8).

- Robinson Property Group, L.P. ("RPG") is a Mississippi limited partnership which was formed on June 7, 1993. RPG owns and operates the Horseshoe Casino Center located in Tunica County, Mississippi, and is 100% owned by the Company and its subsidiary Horseshoe GP, Inc.

- Horseshoe Ventures, L.L.C. ("Horseshoe Ventures") is a Delaware limited liability company which was formed in August 1995 to pursue the development of casinos in new jurisdictions and is 80% owned and managed by the Company.

NGCP and RPG

The Company obtained its ownership interest in NGCP and RPG by exchanging ownership interests in the Company for partnership interests in NGCP and RPG. The exchange of ownership interests between the Company and Mr. Binion and certain affiliates of Mr. Binion has been accounted for at historical cost similar to that in pooling of interests accounting. On the effective date of the roll-up transaction, Mr. Binion and certain affiliates of Mr. Binion owned 80.0% and 82.7% of NGCP and RPG, respectively. The exchange for the remaining partnership interests of NGCP and RPG, other than ownership interests issued pursuant to employee compensation arrangements (see Note 7), have been accounted for as a purchase of minority interests based on fair value as determined by an independent appraisal. The total cost of the minority interests in NGCP and RPG acquired by the Company, based on the fair value of the ownership interests exchanged, was $17,729,000 and $24,026,000, respectively, which has been allocated as follows (in thousands):

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
                                                                 =======          =======          =======

Gaming licenses are amortized over the remaining term of each license, which is approximately two and one-half years for NGCP and approximately twelve months for RPG. Goodwill is amortized on a straight-line basis over 25 years, which management estimates is the related benefit period (see discussion of the Company's accounting policy for long-lived assets below). Management regularly evaluates whether or not the future undiscounted cash flows of NGCP and RPG are sufficient to recover the carrying amount of the goodwill associated with each entity. Additionally, management continually monitors such factors as the status of new or proposed legislation, the competitive environment and the general economic conditions of the markets in which it operates. If the estimated future undiscounted cash flows are not sufficient to recover the carrying amount of goodwill and, accordingly, an impairment has occurred, management intends to write down the carrying amount of goodwill to its estimated fair value based on discounted cash flows. The amount of amortization expense recorded for the years ended December 31, 1997 and 1996 and for the three months in 1995 following the roll-up transaction was $1,624,000, $1,668,000 and $418,000, respectively.

The financial statements for NGCP and RPG are consolidated for all periods presented. Prior to the roll-up transaction, the ownership interests not owned by Mr. Binion and certain affiliates of Mr. Binion, other than ownership interests issued pursuant to employee compensation arrangements (see Note 7), are included in minority interests in the accompanying consolidated financial statements. Such minority interests represented 15.4% of NGCP and 15.1% of RPG for all periods prior to the roll-up transaction. Subsequent to October 1, 1995, minority interests represent the limited partners of HE, which owned 11% of HE at the time of the roll-up transaction and 8.08% at December 31, 1997 and 1996 (see Note 8).

Horseshoe Ventures

The Company and JBB Gaming Investments, L.L.C. ("JBB"), a Delaware limited liability company owned by Mr. Binion and an affiliate of Mr. Binion, formed Horseshoe Ventures to pursue the development of casinos in new jurisdictions. The Company is the manager of Horseshoe Ventures and contributed a note for $400,000, plus a commitment to provide future financing, in exchange for an 80% membership interest. The note was paid in full on October 26, 1995. JBB contributed $100,000 in cash in exchange for a 20% membership interest. Horseshoe Ventures reimbursed Mr. Binion for the total costs and expenses incurred pursuing the development of casinos in new jurisdictions in the form of a note for $4,269,000, which was paid in full on October 26, 1995. Since these costs and expenses were reimbursed to Mr. Binion, such amounts are included in the accompanying consolidated financial statements as if they were incurred by the Company and its subsidiaries. The amount of Horseshoe Ventures' net loss, which is included in development expenses in the accompanying consolidated statements of operations, was $1,558,000, $2,183,000 and $2,663,000 for the years ended December 31, 1997, 1996 and 1995, respectively. There is no minority interest in these losses reflected in the accompanying consolidated statements of operations, because the Company funded 100% of such losses and is obligated to fund 100% of future losses.

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

Depreciation is provided on the straight-line basis over the estimated useful lives as follows:

        Buildings, boat, barge and improvements             15 to 30 years
        Furniture, fixtures and equipment                    3 to 10 years

Capitalized Interest

The Company capitalizes interest for associated borrowing costs of major construction projects. Capitalization of interest ceases when the asset is substantially complete and ready for its intended use. Interest capitalized during the years ended December 31, 1997, 1996 and 1995 was $11,191,000, $1,272,000 and $651,000, respectively.

Deferred Finance Charges

Deferred finance charges, which are included in other assets, consists of fees and expenses incurred to obtain the Company's debt. The deferred finance charges are being amortized over the term of the debt using the effective interest method (see Note 5).

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

                                                    Year Ended December 31,
                                             1997             1996             1995
                                           -------          -------          -------
         Food and beverage                 $24,967          $22,055          $17,165
         Hotel                               3,360            3,034            2,665
         Other operating expenses              664              619              486
                                           -------          -------          -------
                                           $28,991          $25,708          $20,316
                                           =======          =======          =======

Advertising Costs

The Company expenses all costs associated with advertising as incurred, and such amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.

Development and Preopening Expenses

Until all necessary approvals to proceed with the development of a new casino project are obtained from the appropriate regulatory authorities, the related development costs are expensed as incurred. Preopening costs incurred after the receipt of necessary approvals are deferred as incurred and expensed upon the opening of the related casino. Preopening costs of $7,021,000 were expensed in connection with the opening of the Horseshoe Casino Center in February 1995. Preopening costs incurred during the expansion and development of existing casino properties are expensed as incurred. Total preopening costs of $2,964,000 were expensed during 1997 in conjunction with the expansion efforts at the Horseshoe Bossier City and Horseshoe Casino Center.

Corporate Expenses

The Company is managed by Horseshoe Gaming, Inc. ("HGI"), which owns approximately 30.6% of the Company and is owned by Mr. Binion and certain affiliates of Mr. Binion. Mr. Binion is the Chief Executive Officer of HGI. The Company reimburses HGI for expenses associated with the management of the Company but does not compensate HGI for services as manager. HGI's sole purpose is to manage the Company; accordingly, all expenses incurred by HGI are charged to the Company as corporate expenses and are reflected in the accompanying consolidated statements of operations in the period such expenses are incurred by HGI.

Included in corporate expenses for the years ended December 31, 1997, 1996 and for the three months in 1995 following the roll-up transaction are normal operating expenses of HGI. Also included in corporate expenses is the non-cash compensation expenses related to ownership interest in the Company issued to employees pursuant to employment agreements (see Note 7).

Income Taxes

The Company is organized as a limited liability company under Delaware laws. The Internal Revenue Service will classify a limited liability company as a partnership for federal income tax purposes if the limited liability company lacks certain characteristics of corporations. Management believes that the Company lacks the corporate characteristics and will be classified as a partnership for federal income tax purposes. Accordingly, no provision is made in the accounts of the Company for federal income taxes, as such taxes are liabilities of the members. The Company's income tax return and the amount of allocable taxable income are subject to examination by federal taxing authorities. If an examination results in a change to taxable income, the income tax reported by the members may also change. The tax bases in the Company's assets and liabilities were in excess of the amounts reported in the accompanying consolidated financial statements by $1,613,000 and $7,754,000 at December 31, 1997 and 1996, respectively. Taxable income was in excess of net income reported in the accompanying consolidated statements of operations for all periods presented.

Redeemable Ownership Interests

The Company is obligated to repurchase ownership interests held by certain employees in the event of their termination at a price equal to the then fair market value, based on an independent appraisal. The fair value of such ownership interests is reported outside of members' equity in the accompanying consolidated balance sheets for all periods presented. The ownership interests issued to employees pursuant to employment contracts is recorded as deferred compensation in the accompanying consolidated balance sheets and expensed at fair market value over the vesting period (see Note 7).

In addition, certain individuals obtained ownership interests in the Company or its subsidiaries prior to becoming employees of the Company. Upon becoming an employee, each individual entered into an employment agreement which includes, among other things, a put/call provision in the event of the employee's termination at a price equal to the then fair market value, based on an independent appraisal. These individuals became employees of the Company between October 1, 1995, and January 1, 1996, and held ownership interests in the Company totaling 5.1% as of December 31, 1997 and 1996. The fair value of these ownership interests of $32,931,000 and $16,391,000 has also been classified outside of members' equity in the accompanying consolidated balance sheets as of December 31, 1997 and 1996, respectively.

Capital Distributions

The Company's debt agreements contain covenants that limit capital distributions to the members. Capital distributions to the members are to be based upon taxable income and the federal and state corporate statutory tax rates in effect. Such distributions are to be paid quarterly based upon estimated taxable income. After filing by the Company and its subsidiaries of their annual tax returns, each member is to reimburse the Company for overpayments of capital distributions or the Company is to withhold such amounts from future distributions to the members. On December 31, 1997, the Company declared a distribution of $15,000,000, which is included in accrued expenses in the accompanying consolidated balance sheets. The dividend was paid in February 1998.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," management continually evaluates whether events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Based on management's evaluations, no significant impairments of long-lived assets have occurred during the three years ended December 31, 1997.

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

Reclassifications

Certain reclassifications were made to prior period financial statements to conform to current year presentation.

3.      CONSOLIDATED STATEMENTS OF CASH FLOWS

Non-cash investing and financing activities consist of the following:

        Cash payments made for interest, excluding amounts capitalized, totaled $29,524,000, $24,799,000 and $19,848,000 for the years ended December
        31, 1997, 1996 and 1995, respectively.

        Distributions totaling $15,000,000, which were accrued at December 31, 1997 were paid in February 1998.
        Purchases of property and equipment financed through payables totaled $17,817,000 for the year ended December 31, 1995.

        A capital contribution of $1,150,000 was made through the issuance of a contribution receivable during the year ended December 31, 1995. The Company received land in satisfaction of the receivable during 1996.

        Distributions totaling $1,857,000, which were accrued at December 31, 1995, were paid during 1996. Additionally, in 1995, the Company recorded a payable for the purchase of an employee's ownership in the Company in the amount of $3,306,000, of which $1,653,000 was paid during 1996 and 1997.

The net change in assets and liabilities consists of the following (in thousands):

                                                          Year Ended December 31,
                                               1997               1996               1995
                                             --------           --------           --------
(Increase) decrease in assets:
    Accounts receivable                      $(13,091)          $ (7,207)          $ (6,327)
    Inventories                                (1,523)                46               (142)
    Prepaid expenses and other                   (493)              (281)              (335)
Increase (decrease) in liabilities:
    Accounts payable                            5,600               (726)               (24)
    Accrued expenses and other                  3,025               (222)            14,574
                                             --------           --------           --------
                                             $ (6,482)          $ (8,390)          $  7,746
                                             ========           ========           ========

4.      ACCRUED EXPENSES AND OTHER

Accrued expenses and other consist of the following (in thousands):

                                                                    December 31,
                                                              1997             1996
                                                             -------          -------
         Payroll and related tax liabilities                 $ 8,814          $ 2,811
         Vacation and other employee benefits                  3,050            3,969
         Accrued interest                                      5,165            5,283
         Gaming, sales, use and property taxes                 2,542            2,400
         Progressive slot and slot club liabilities            4,681            4,325
         Distributions payable                                15,000               --
         Other accrued expenses                                7,349            4,963
                                                             -------          -------
                                                             $46,601          $23,751
                                                             =======          =======

5.      LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                                          December 31,
                                                                                                    -----------------------
                                                                                                      1997           1996
                                                                                                    --------       --------
                                                                                                         (in thousands)
                 Revolving Senior Secured Credit Facility, secured by substantially all of the assets of the Company, $130 million borrowing capacity, due
                    June 15, 2000, interest at 200
                    basis points above the Eurodollar rate (7.91%)                                  $ 15,100       $     --

                 9.38% Senior Subordinated Notes (effective interest of
                    9.39%), due June 15, 2007, net of unamortized
                    discount of $152,000                                                             159,848             --

                 12.75% Senior Notes (effective interest rate of 13.01%),
                    due September 30, 2000, net of unamortized
                    discount of $1,522,000 and $2,272,000                                            135,478        147,728

                                                                                          December 31,
                                                                                     ----------------------
                                                                                        1997         1996
                                                                                     ---------    ---------
                                                                                          (in thousands)
         Senior Secured Credit Facility; variable interest at LIBOR plus 3%
            (weighted average interest rate of 9.68% during
            1996); retired June 1997 (see below)                                            --       79,303

         Notes Payable, interest ranging from 6% to
            8.25%, due in various installments through
            January 1999                                                                 2,849        5,677
                                                                                     ---------    ---------
                                                                                       313,275      232,708
         Less:  current maturities                                                      (1,674)     (11,060)
                                                                                     ---------    ---------
                                                                                     $ 311,601    $ 221,648
                                                                                     =========    =========

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

On October 10, 1995, the Company retired the Old Notes, senior vessel financing and certain notes payable to affiliates with a portion of the proceeds from a $150,000,000 Senior Secured Credit Facility due September 30, 1999 (the "Credit Facility") and a private placement of $100,000,000 of 12.75% senior notes (with an effective interest rate of approximately 13.01%) due September 30, 2000 (the "New Senior Notes"). Senior equipment financing was retired in December 1995. An extraordinary loss on early retirement of debt of $7,179,000 was recognized in 1995 for prepayment penalties and the write-off of the unamortized discounts and deferred finance charges.

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

On June 15, 1997, the Company issued $160,000,000 of 9 3/8% Senior Subordinated Notes ("Subordinated Notes") due June 15, 2007. The Subordinated Notes were issued at 99.899% of par value and have an effective interest rate of 9.39%. The Subordinated Notes are unsecured and require semi-annual interest payments on June 15 and December 15. A portion of the proceeds were used to retire the Credit Facility, as well as, purchase $13 million in New Senior Notes. An extraordinary loss on early retirement of debt of $5,243,000 was recognized in 1997 for prepayment penalties and premium, and the write-off of unamortized discounts and deferred finance charges. The remaining proceeds were used to fund a portion of the expansion of the Company's existing facilities.

On November 12, 1997, the Company finalized a restructuring of its Senior Secured Credit Facility. Pursuant to the terms of the amended and restated loan agreement, CIBC Wood Gundy Securities Corp. has agreed to provide a $130 million Senior Secured Revolving Credit Facility (the "Amended and Restated Credit Facility"). As of December 31, 1997, the Company had drawn $15,100,000 under the Amended and Restated Credit Facility. An additional $45,000,000 had been borrowed as of February 13, 1998. The borrowings under the Amended and Restated Credit Facility has enabled the Company to fund the completion of the expansion of the Bossier City and Tunica properties.

The Amended and Restated Credit Facility and the related interest are guaranteed unconditionally by RPG and are secured by a first pledge of the Company's ownership interest in all present and future subsidiaries with the exception of NGCP's ownership interest in HE. The Amended and Restated Credit Facility is also secured by (i) a first lien position on substantially all of the assets of Horseshoe Casino Center other than certain gaming equipment; (ii) a first lien position on all intercompany notes received by the Company from its subsidiaries, in each case secured by a first lien on the casino and real property of each subsidiary; and (iii) a first pledge of the minority interest in all present and future subsidiaries owned by Mr. Binion and certain affiliates of Mr. Binion.

The New Senior Notes and the Amended and Restated Credit Facility contain covenants that, among other things, (i) limit the amount of additional indebtedness which may be incurred by the Company and its subsidiaries; (ii) prohibit any consolidation or merger of the Company or its subsidiaries with an affiliate or third party, any sale of substantially all of the Company or its subsidiaries' assets, or any payment of subordinated indebtedness prior to its scheduled maturity; and (iii) require the Company and its subsidiaries to invest excess funds in cash equivalents, as defined, and government securities with a maturity of one year or less.

As of December 31, 1997 the five year maturities for long-term debt are $1,674,000 (1998), $1,175,000 (1999), $152,100,000 (2000), $0 (2001) and $0
(2002).

As of December 31, 1997 and December 31, 1996 the fair market value of the New Senior Notes, based on quoted market prices was $151,385,000 and $162,750,000, respectively. As of December 31, 1997, the fair market value of the Senior Subordinated Notes, based on quoted market prices was $168,000,000. The fair market value of the Company's other long-term debt approximated its carrying value as of December 31, 1997 and 1996 based on the borrowing rates currently available for debt with similar terms.

6.    TRANSACTIONS WITH RELATED PARTIES

Mr. Binion has provided services pursuing, developing and managing gaming operations for the Company and its subsidiaries. Mr. Binion has not been compensated for his services in the past nor is there an existing employment agreement providing for Mr. Binion to receive compensation for his services in the future; however, the Company and Mr. Binion may enter into such an employment agreement during 1998.

KII-Pasadena, Inc., which is owned by two individuals that became executive officers of HGI on January 1, 1996, has acted on behalf of the Company as developer for the Horseshoe Bossier City and the Horseshoe Casino Center and has provided consulting services to the Company related to pursuing new gaming developments. Total fees paid to KII-Pasadena, Inc. for such services were $660,000 for the year ended December 31, 1995. Additionally, one of the placement agents for the New Senior Notes and Credit Facility discussed in Note 5 agreed to pay the principals of KII-Pasadena, Inc. a finders' fee equal to 30% of the net fees, commissions and other compensation received, or to be received, by the placement agent for its services related to these financing transactions. The total fees paid to KII-Pasadena, Inc., or its principals, by the placement agent was $0, $260,000 and $891,000 during the years ended December 31, 1997, 1996 and 1995, respectively.

The principals of the placement agent referred to above own approximately 3.9% of the Company. In connection with the sale of the New Senior Notes and the arrangement of the Credit Facility, the Company paid fees to the placement agent of $3,210,000 and indemnified the placement agent and its principals against certain liabilities, including liabilities under the Securities Act of 1933. In connection with the exercise of the warrants to purchase an additional $50,000,000 of New Senior Notes, the Company paid fees to the placement agent of $981,000. These fees were recorded as deferred finance charges in the accompanying financial statements. Additional fees were paid to the placement agent during 1997 and 1996 for various financial advisory services totaling $600,000 and $510,000, respectively.

Included in other assets in the accompanying consolidated balance sheets are notes receivable from employees with ownership interests in the Company and limited partners of HE totaling $6,844,000 and $4,643,000 as of December 31, 1997 and 1996, respectively. The notes to employees are secured by their ownership interests in the Company, and the notes to the limited partners are secured by their ownership interests in HE. The notes have various due dates ranging from February 1998 through October 1999 and interest rates ranging from 7% to 10%.

In November 1995, HE canceled a legal service retainer agreement it had entered into in 1993 with an individual for a one-time fee of $600,000, which is included in general and administrative expenses in 1995. Two relatives of such individual are limited partners in HE, holding an aggregate ownership interest of 5.08%.

The Company conducts a portion of its marketing through an entity that is owned by the wife of an officer. Fees and expenses paid to this company totaled $2,648,000, $1,632,000 and $1,029,000 for the years ended December 31, 1997,
1996 and 1995, respectively.

Payments to other parties affiliated with the Company totaled $36,000, $63,000 and $671,000 for the years ended December 31, 1997, 1996 and 1995, respectively. These transactions included payments for consulting fees and various operating expenses.

7.      EMPLOYEE COMPENSATION AND BENEFITS

Employment Agreements

HE and RPG have employment agreements with certain key employees that provide certain benefits in the event such employees are terminated. These employees also received ownership interests in NGCP and RPG, which were subsequently exchanged for membership interests in the Company and vest over the term specified in the various employment agreements, which is generally five years. These employment agreements include a put/call provision which, if exercised by the employee, would require the Company to repurchase these ownership interests in the event of termination at the then fair market value based on an independent appraisal. Accordingly, these compensation agreements are accounted for as variable stock purchase plans. Compensation expense is recorded each period equal to the change in the fair market value of ownership interests issued pursuant to these agreements.

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

The total ownership interest in the Company issued to employees pursuant to such employment agreements was 4.0% as of December 31, 1997 and 1996, of which 3.1% and 2.4% was vested, respectively. The amount of compensation expense recorded in the accompanying consolidated statements of operations related to these ownership interests was $15,066,000, $4,340,000 and $6,272,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

During September 1995, one of the HE employees who had entered into an employment agreement during 1993 resigned from HE. Pursuant to a settlement agreement with the employee, HE agreed to pay severance benefits of $230,000 which was expensed in 1995. In addition, the Company agreed to acquire the employee's vested ownership interest in the Company of .95% for $3,306,000 based on an independent appraisal, which is included in the 1995 compensation expense amount discussed above. Such amount was paid in two equal installments on April 1, 1997 and 1996, including interest at 9%.

Some of the employment agreements also include a guaranteed severance payment in the event of termination. The amount of such liability was $5,795,000 and $3,289,000 at December 31, 1997 and 1996, respectively. Of the total liability at December 31, 1997, $4,658,000 is included in accrued expenses which represents the liability associated with employment agreements that expire during 1998. The remaining $1,137,000 and the balance at December 31, 1996 of $3,289,000 are included in redeemable ownership interests in the accompanying consolidated balance sheets.

Unit Option Plan

During 1997, HGI approved the Company's 1997 Unit Option Plan which provides for certain employees to be granted options to purchase membership units in the Company at a fixed price of $3.47 per unit. The options vest in three equal annual installments beginning one year subsequent to the date of the option holder's employment and expire after 10 years. At December 31, 1997, 631,225 units had been granted, of which 378,735 had vested.

Any units purchased by employees upon exercise of the options may be repurchased by the Company at a price equal to the then fair market value of the units. Accordingly, the unit option plan is accounted for as a variable stock purchase plan. Compensation expense is recorded each period equal to the change in the fair market value of the membership units in the Company, provided such value exceeds the exercise price of the options. During 1997, the Company recognized compensation expense of $1,107,000 related to this option plan.

401(k) Savings Plan

Effective January 1, 1995, a 401(k) savings plan was established for RPG whereby eligible employees may contribute up to 15% of their salary. An identical 401(k) savings plan was established on January 1, 1996 for employees of the Company and its subsidiaries other than RPG. The Company matches 50% of the employees' contributions up to a maximum of 6% of their salary, and the employees vest in the matching contribution over six years. Employees are eligible to participate in the plan on the first day of the next calendar quarter following six months of service. The Company's matching contributions were $716,000, $667,000 and $158,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

8.      COMMITMENTS AND CONTINGENCIES

Litigation

The Company and its subsidiaries, during the normal course of operating its business, become engaged in various litigation. In the opinion of the Company's management, the ultimate disposition of such litigation will not have a material impact on the Company's operations.

Minority Interest Purchase Commitments

In February 1996, NGCP entered into an option agreement to purchase an additional 1% limited partnership interest in HE for $1,541,000, of which approximately $514,000 was paid at closing. The option expires on December 31, 1998. In September 1996, NGCP loaned the limited partner $900,000, which is included in other assets in the accompanying consolidated balance sheet as of December 31, 1997 and 1996. The note, including interest at 7%, is due December 31, 1998.

Effective December 31, 1995, NGCP purchased a 2.92% limited partnership interest in HE for $4,473,000, of which $1,473,000 was paid at closing during January 1996, with the remaining $3,000,000 evidenced by a 6% per annum promissory note, payable in three annual installments of $1,000,000, plus accrued interest, beginning January 2, 1997. The limited partner remitted to HE approximately $123,000, which was equal to his negative capital balance at the time of closing. The purchase agreement allocated $2,384,000 of the purchase price to a non-compete agreement with the remaining $2,089,000 allocated to the purchase of the limited partner's interest. The asset related to the non-compete agreement is being amortized over the life of the agreement (three years). The purchase price of the limited partnership interest is included in goodwill and is being amortized over an estimated benefit period of approximately 25 years. The Company has agreed to pay additional consideration of up to $500,000 a year for three years based on certain earnings criteria which will be added to the purchase price and amortized accordingly. At December 31, 1997 and 1996, the earnings criteria were met and additional consideration was recorded. Of the additional consideration recorded, $534,000 was allocated to the non-compete agreement, and the remaining $466,000 was allocated to goodwill. The unamortized balance of the non-compete agreement is included in other assets in the accompanying consolidated balance sheets and was $1,229,000 and $1,851,000 as of December 31, 1997 and 1996, respectively.

The Company is also required to purchase the minority ownership interests in any new projects developed by Horseshoe Ventures following 36 months of operations. The purchase price is to be based on earnings during the 36-month period and is payable in cash or ownership interests in the Company.

Construction Commitments

The Company is nearing the completion of the expansion efforts at both of its existing casino properties. As of December 31, 1997, the Horseshoe Casino Center was substantially complete, the total amount incurred and placed in service was $98,841,000 with remaining commitments of $10,355,000. As of December 31, 1997 the Horseshoe Bossier City had incurred a total of $176,981,000 with remaining commitments of $33,326,000. Of the total amount incurred, $109,553,000 had been placed in service as of December 31, 1997.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of New Gaming Capital Partnership:

We have audited the accompanying consolidated balance sheets of New Gaming Capital Partnership (a Nevada partnership) and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Gaming Capital Partnership and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                             ARTHUR ANDERSEN LLP

Las Vegas, Nevada,
    February 13, 1998

                              NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY
                                       CONSOLIDATED BALANCE SHEETS
                                              (IN THOUSANDS)

                                                                                     December 31,
                                                                            -----------------------------
                                                                              1997                1996
                                                                            ---------           ---------
                                              ASSETS
         Current Assets:
             Cash and cash equivalents                                      $  16,143           $  14,913
             Accounts receivable, net of allowance for doubtful
                accounts of $2,410 and $803                                     2,589               1,901
             Inventories                                                        1,535                 957
             Prepaid expenses and other                                         1,329               1,102
                                                                            ---------           ---------
                          Total current assets                                 21,596              18,873
                                                                            ---------           ---------

         Property and Equipment:
             Land                                                              10,579               6,115
             Buildings, boat and improvements                                 145,781              71,554
             Furniture, fixtures and equipment                                 34,914              24,125
             Less:  accumulated depreciation                                  (23,452)            (15,028)
                                                                            ---------           ---------
                                                                              167,822              86,766
             Construction in progress                                          67,428              18,482
                                                                            ---------           ---------
                          Net property and equipment                          235,250             105,248
                                                                            ---------           ---------

         Other Assets:
             Goodwill, net                                                     18,290              18,788
             Other                                                             12,137              11,269
                                                                            $ 287,273           $ 154,178
                                                                            =========           =========

                                 LIABILITIES AND PARTNERS' CAPITAL
         Current Liabilities:
             Current maturities of long-term debt                           $  15,003           $  11,854
             Accounts payable                                                   3,568               1,882
             Due to affiliates                                                 12,796               2,536
             Construction payables                                             18,757               7,161
             Accrued expenses and other                                         9,793               8,373
                                                                            ---------           ---------
                          Total current liabilities                            59,917              31,806

         Long-term Debt, less current maturities                              199,989              97,837

         Minority Interest                                                     (1,317)               (827)

         Commitments and Contingencies (Note 8)

         Partners' Capital                                                     28,684              25,362
                                                                            ---------           ---------
                                                                            $ 287,273           $ 154,178
                                                                            =========           =========

                           The accompanying notes are an integral part of these
                                    consolidated financial statements.


                                                  F-21

                              NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (IN THOUSANDS)

                                                                     Year Ended December 31,
                                                       -------------------------------------------------
                                                          1997                1996                1995
                                                       ---------           ---------           ---------
Revenues:
    Casino                                             $ 159,956           $ 166,768           $ 151,210
    Food and beverage                                     16,389              15,573              14,618
    Hotel                                                  4,726               4,431               4,197
    Retail and other                                       1,741               1,650               1,863
                                                       ---------           ---------           ---------
                                                         182,812             188,422             171,888
    Promotional allowances                               (14,918)            (13,559)            (11,106)
                                                       ---------           ---------           ---------
       Net revenues                                      167,894             174,863             160,782
                                                       ---------           ---------           ---------

Expenses:
    Casino                                                90,709              89,713              78,071
    Food and beverage                                      6,728               8,484               9,246
    Hotel                                                  4,679               3,429               3,600
    Retail and other                                         473                 597               1,035
    General and administrative                            25,034              26,414              24,549
    Development                                               --                 500                  --
    Depreciation and amortization                         10,553               8,855               6,162
    Preopening                                             1,819                  --                  --
                                                       ---------           ---------           ---------
       Total expenses                                    139,995             137,992             122,663
                                                       ---------           ---------           ---------

Operating Profit Before Corporate Expenses                27,899              36,871              38,119
    Corporate Expenses                                    11,245               4,676               1,853
                                                       ---------           ---------           ---------

Operating Income                                          16,654              32,195              36,266

Other Income (Expense):
    Interest expense                                     (13,124)            (11,436)            (10,235)
    Interest income                                          893                 867                 664
    Other, net                                               (18)                418                  --
    Minority interest in income of subsidiary               (420)             (1,861)             (2,580)
                                                       ---------           ---------           ---------

Income Before Extraordinary Loss
    on Early Retirement of Debt                            3,985              20,183              24,115

Extraordinary Loss on Early Retirement
    of Debt                                                   --                  --              (4,081)
                                                       ---------           ---------           ---------

Net Income                                             $   3,985           $  20,183           $  20,034
                                                       =========           =========           =========

                          The accompanying notes are an integral part of these
                                   consolidated financial statements.


                                                  F-22

                  NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

Balance at December 31, 1994                          $  6,522

Net income                                              20,034
Contributions                                              123
Distributions:
    Cash                                                (8,137)
    Payable                                             (1,857)
Step-up in basis of assets due to purchase
    of minority interest                                17,729
                                                       --------

Balance at December 31, 1995                            34,414

Net income                                              20,183
Cash distributions                                     (29,235)
                                                       --------

Balance at December 31, 1996                            25,362

Net income                                               3,985
Cash distributions                                        (663)
                                                       --------

Balance at December 31, 1997                          $ 28,684
                                                      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                       NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (IN THOUSANDS)

                                                                                     Year Ended December 31,
                                                                      -----------------------------------------------------
                                                                        1997                  1996                  1995
                                                                      ---------             ---------             ---------
Cash flows from operating activities:
    Net income                                                        $   3,985             $  20,183             $  20,034
    Adjustments to reconcile net income
       to net cash provided by operating activities:
          Minority interest in income of subsidiary                         420                 1,861                 2,580
          Depreciation and amortization                                  10,553                 8,855                 6,162
          Provision for doubtful accounts                                 1,646                   987                   930
          Amortization of debt discounts,
              deferred finance costs and other                            1,266                   708                 3,171
          Loss (gain) on disposal of land and other assets                   38                   (96)                   --
          Extraordinary loss on early retirement of debt                     --                    --                 4,081
          Change in assets and liabilities                                  (33)               (2,359)                2,144
                                                                      ---------             ---------             ---------
                 Net cash provided by operating activities               17,875                30,139                39,102
                                                                      ---------             ---------             ---------

Cash flows from investing activities:
    Purchase of property and equipment                                 (138,597)              (37,326)              (13,788)
    Increase (decrease) in construction payables                         11,596                 3,961                   (84)
    Proceeds from sale of land held for sale                                 --                 1,440                    --
    Purchase of land held for sale                                           --                    --                (1,344)
    Increase in other assets                                               (934)               (4,379)               (4,895)
                                                                      ---------             ---------             ---------
                 Net cash used in investing activities                 (127,935)              (36,304)              (20,111)
                                                                      ---------             ---------             ---------

Cash flows from financing activities:
    Proceeds from long-term debt                                        120,900                40,000                81,600
    Payments on long-term debt                                          (15,599)               (8,821)              (70,925)
    Capital contributions                                                    --                    --                   123
    Capital distributions                                                  (663)              (31,092)               (8,137)
    Distributions to minority interests                                    (910)               (1,560)               (3,460)
    Increase (decrease) in due to affiliates                             10,167                (3,128)                 (259)
    Debt issue costs and commitment fees                                 (2,605)               (1,346)               (2,524)
                                                                      ---------             ---------             ---------
                 Net cash provided by (used in)
                     financing activities                               111,290                (5,947)               (3,582)
                                                                      ---------             ---------             ---------

Net change in cash and cash equivalents                                   1,230               (12,112)               15,409
Cash and cash equivalents, beginning of period                           14,913                27,025                11,616
                                                                      ---------             ---------             ---------
Cash and cash equivalents, end of period                              $  16,143             $  14,913             $  27,025
                                                                      =========             =========             =========

                                    The accompanying notes are an integral part of these
                                             consolidated financial statements.


                                                           F-24

                  NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      ORGANIZATION AND BASIS OF PRESENTATION

New Gaming Capital Partnership (the "Partnership") was formed as a Nevada limited partnership on February 4, 1993. The Partnership is 100% owned, directly and indirectly, by Horseshoe Gaming, L.L.C. ("Gaming"), and is the 89% general partner of Horseshoe Entertainment, L.P. ("HE"), a Louisiana limited partnership, which owns and operates the Horseshoe Bossier City (the "Casino"), a dockside riverboat casino located in Bossier City, Louisiana. Effective December 31, 1995, the Partnership purchased a 2.92% limited partnership interest from one of the minority owners (see Note 8). The minority interest amounts in the accompanying consolidated financial statements represent the remaining 8.08% of HE owned by limited partners. HE was formed on February 4, 1993 and the Casino opened on July 9, 1994. Consistent with Louisiana state law, the gaming license granted to HE is for a five year period, after which it must be renewed. HE's license is up for renewal in July 1998.

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

The gaming license is amortized over its remaining term, which is approximately two and one-half years. Goodwill, which represents various intangibles with indeterminate values, is amortized on a straight-line basis over 25 years, which management estimates is the related benefit period (see discussion of the Company's accounting policy for long-lived assets below). Management intends to regularly evaluate whether or not the future undiscounted cash flows of the Partnership are sufficient to recover the carrying amount of the goodwill associated with each entity. Additionally, management continually monitors such factors as the status of new or proposed legislation, the competitive environment and the general economic conditions of the market in which it operates. If the undiscounted cash flows are not sufficient to recover the carrying amount of goodwill and, accordingly, an impairment has occurred, management intends to write down the carrying amount of goodwill to its estimated fair value based on discounted cash flows. The amount of amortization expense recorded in the years ended December 31, 1997, 1996, and for the three months in 1995 following the roll-up transaction was $755,000, $748,000 and $187,000, respectively.

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

Depreciation is provided on the straight-line basis over the estimated useful lives of the assets as follows:

        Buildings, boat and improvements                    15 to 30 years
        Furniture, fixtures and equipment                    3 to 10 years

Capitalized Interest

The Partnership capitalizes interest for associated borrowing costs of major construction projects. Capitalization of interest ceases when the asset is substantially complete and ready for its intended use. Interest capitalized during the years ended December 31, 1997, 1996 and 1995, was $7,777,000, $667,000 and $0, respectively.

Deferred Finance Charges

Deferred finance charges consists of fees and expenses incurred by Gaming in connection with its corporate borrowings. Gaming charges the Partnership its pro-rata share of the total deferred finance charges as funds are borrowed by the Partnership from Gaming. Deferred finance charges of $4,344,000 and $3,005,000 as of December 31, 1997 and 1996, respectively, are included in other assets and are being amortized over the period from the initial funding of the debt through the latest date for repayment using the effective interest method.

Capital Distributions

Gaming's debt agreements contain covenants that limit capital distributions to the limited partners of HE equal to the limited partners' share of taxable income for each period. Such distributions are to be paid quarterly based upon estimated taxable income. Promptly after filing by HE of its annual tax returns, each limited partner of HE is to reimburse HE for overpayments of capital distributions or HE is to withhold such amounts from future distributions to the limited partners. Distributions to limited partners are a component of minority interest in the accompanying consolidated balance sheets. All required distributions to the limited partners for 1997, 1996 and 1995 were made in full prior to the end of each year.

Casino Promotional Allowances

Casino promotional allowances consist primarily of the retail value of complimentary food and beverage, rooms and other services furnished to guests without charge. Such amounts are included in gross revenues and deducted as promotional allowances. The estimated costs of providing such complimentary services are substantially included in casino department expenses as follows (in thousands):

                                                   Year Ended December  31,
                                        ---------------------------------------------
                                         1997               1996               1995
                                        -------            -------            -------
    Food and beverage                   $11,648            $10,276            $ 6,921
    Hotel                                 1,396              1,631              1,663
    Other operating expenses                191                112                 85
                                        -------            -------            -------
                                        $13,235            $12,019            $ 8,669
                                        =======            =======            =======

Casino Revenues

In accordance with industry practice, casino revenues represent the net win from gaming activities, which is the difference between gaming wins and losses.

Advertising Costs

The Partnership expenses all costs associated with advertising as incurred, and such amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.

Preopening Expenses

Preopening costs incurred during the expansion of the existing casino property are expensed as incurred and were $1,819,000 during 1997.

Corporate Expenses

The Partnership reimburses Gaming for its share of expenses incurred associated with the management of Gaming and related entities. Included in corporate expenses are normal operating costs, as well as, the non-cash compensation expense relating to ownership interests in Gaming issued to employees pursuant to employment contracts (see Note 7).

Income Taxes

No provision is made in the accounts of the Partnership for federal and state income taxes, as such taxes are liabilities of the members of Gaming. The Partnership's income tax return and the amount of allocable taxable income are subject to examination by federal and state taxing authorities. If an examination results in a change to Partnership income, the income tax reported by the members of Gaming may also change. The tax bases in the Partnership's assets and liabilities were in excess of the amounts reported in the accompanying consolidated financial statements by $3,461,000 and $4,677,000 at December 31, 1997 and 1996, respectively. Taxable income was in excess of net income reported in the accompanying consolidated statements of operations for all periods presented.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," management continually evaluates whether events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Based on management's evaluations, no significant impairments of long-lived assets have occurred during the three years in the period ended December 31, 1997.

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

Reclassifications

Certain reclassifications were made to prior period financial statements to conform to current year presentation.

3.      CONSOLIDATED STATEMENTS OF CASH FLOWS

The net change in assets and liabilities consists of the following (in thousands):

                                                              Year Ended December  31,
                                                   -----------------------------------------------
                                                     1997                1996                1995
                                                   -------             -------             -------
    (Increase) decrease in assets:
       Accounts receivable                         $(2,334)            $(1,063)            $(1,849)
       Inventories                                    (578)                106                 187
       Prepaid expenses and other                     (227)                123                (653)
    Increase (decrease) in liabilities:
       Accounts payable                              1,686                 643              (1,828)
       Accrued expenses and other                    1,420              (2,168)              7,957
       Deferred interest payable                        --                  --              (1,670)
                                                   -------             -------             -------
                                                   $   (33)            $(2,359)            $ 2,144
                                                   =======             =======             =======

Cash payments made for interest, excluding amounts capitalized, totaled $19,378,000, $10,530,000 and $12,999,000 for the three years ended December 31,
1997, 1996 and 1995.

4.      ACCRUED EXPENSES AND OTHER

Accrued expenses and other consists of the following (in thousands):

                                                                     December 31,
                                                               ------------------------
                                                                1997              1996
                                                               ------            ------
         Payroll and related tax liabilities                   $2,154            $1,479
         Vacation and other employee benefits                   1,424             2,173
         Accrued interest                                         372               181
         Gaming, sales, use and property taxes                  1,090             1,349
         Outstanding chip and token liabilities                 1,190               614
         Progressive slot and slot club liabilities             1,225             1,896
         Other accrued expenses                                 2,338               681
                                                               ------            ------
                                                               $9,793            $8,373
                                                               ======            ======

5.      LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                                  December 31,
                                                                        -------------------------------
                                                                           1997                  1996
                                                                        ---------             ---------
    Notes payable to Gaming:

        9.39%, due June 15, 2007, semi-annual payments of
        interest only on June 15 and December 15                        $ 50,000              $      --

        9.39%, due June 15, 2000, semi-annual payments of
        interest only on June 15 and December 15 (available
        borrowing of $100,000,000)                                         24,000                    --

        13.31%, due in semi-annual installments of 5% of the
        outstanding principal balance, including interest
        through September 30, 2000                                        138,492               106,191

    6% Promissory Note Payable, due in annual installments
        through January 1999 (see Note 8)                                   2,500                 3,500
                                                                        ---------             ---------
                                                                          214,992               109,691
    Less:  current maturities                                             (15,003)              (11,854)
                                                                        ---------             ---------
                                                                        $ 199,989             $  97,837
                                                                        =========             =========

HE's notes with Gaming are Senior obligations of the Partnership and also serve as collateral for the repayment of the debt obligations of Gaming, which totaled $315,462,000 including accrued interest, at December 31, 1997.

The Company's debt agreements contain covenants that, among other things, (i) limit the amount of additional indebtedness which may be incurred by Gaming and its subsidiaries; (ii) prohibit any consolidation or merger of Gaming or its subsidiaries with an affiliate or third party, any sale of substantially all of Gaming or its subsidiaries' assets, or any payment of subordinated indebtedness prior to its scheduled maturity; and (iii) require Gaming and its subsidiaries to invest excess funds in cash equivalents and government securities with a maturity of one year or less.

As of December 31, 1997, the five year maturities for long-term debt are $15,003,000 (1998), $13,186,000 (1999), $136,803,000 (2000), $0 (2001) and $0
(2002).

6.      TRANSACTIONS WITH RELATED PARTIES

At December 31, 1997 and 1996, the due to affiliates balance relates primarily to costs and expenses of the Partnership and HE paid for by Gaming.

Initial funding to HE was provided by loans from affiliates of the Partnership. Such notes payable to affiliates accrued interest at 10% and had a scheduled maturity of April 15, 2004. The notes payable to affiliates, and the related deferred interest payable balances, were repaid in October 1995 with proceeds from the intercompany loan from Gaming discussed in Note 5.

Included in other assets in the accompanying consolidated balance sheets are notes receivable from limited partners of HE totaling $4,630,000 and $2,954,000 as of December 31, 1997 and 1996, respectively. The notes are secured by their ownership interests in HE and are due in December 1998 with interest at 10%.

In November 1995, HE canceled a legal service retainer agreement it had entered into in 1993 with an individual for a one-time fee of $600,000, which is included in general and administrative expenses in 1995. Two relatives of such individual are limited partners in HE holding an aggregate ownership interest of 5.08%. The original agreement covered legal services for a period of five years commencing December 1, 1993, and ending November 30, 1998, and required sixty monthly payments of $16,667. The amounts paid under this contract for legal services amounted to $167,000 for the year ended December 31, 1995. He has no further obligations under the legal service retainer agreement.

The Partnership conducts a portion of its marketing through an entity that is owned by the wife of an officer of Gaming. Fees and expenses paid to this company totaled $1,594,000, $393,000 and $413,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Payments to other parties affiliated with the Partnership totaled $5,000, $18,000 and $305,000 for the years ended December 31, 1997, 1996 and 1995, respectively. These transactions included payments for consulting fees and various operating expenses.

7.      EMPLOYEE COMPENSATION AND BENEFITS

Employment Agreements

HE has employment agreements with certain key employees that provide certain benefits in the event such employees are terminated. These employees also received ownership interests in the Partnership, which were subsequently exchanged for membership interests in Gaming and vest over terms specified in the various employment agreements, which is generally five years. These employment agreements include a put/call provision which, if exercised by the employee, would require Gaming to repurchase these ownership interests in the event of termination at the then fair market value based on an independent appraisal. Accordingly, these compensation agreements are accounted for as variable stock purchase plans. Compensation expense is recorded each period equal to the change in the fair market value of ownership interests issued pursuant to these agreements. NGCP reimburses Gaming for the expense related to these ownership interests; therefore, there is no deferred compensation reported in the accompanying consolidated balance sheet at December 31, 1997 and 1996.

Prior to the roll-up transaction discussed in Note 1, the Partnership recorded the compensation expense related to employee ownership interests in general and administrative expenses. Included in general and administrative expenses in 1995 for the period prior to the Roll-up is $2,103,000 of compensation expense from employee ownership interests. Subsequent to the Roll-up, these amounts are included in corporate expenses. Corporate expenses for the years ended December 31, 1997 and 1996 and for the three months ended December 31, 1995 include compensation expense related to employee ownership interests of $7,533,000, $1,720,000 and $1,444,000, respectively.

During September 1995, one of HE's employees who had entered into an employment agreement during 1993 resigned. Pursuant to a settlement agreement with the employee, HE agreed to pay severance benefits of $230,000 which was expensed in 1995. In addition, Gaming agreed to acquire the employee's vested ownership interest in HE for $3,306,000 based on an independent appraisal which is included in the 1995 compensation expense amount discussed above. Such amount was paid in two equal installments on April 1, 1997 and 1996, including interest at 9%.

401(k) Savings Plan

Effective January 1, 1996, a 401(k) savings plan was established whereby eligible employees of HE may contribute up to 15% of their salary. HE matches 50% of the employees' contributions up to a maximum of 6% of their salary. Employees vest in HE's matching contribution over six years. Employees are eligible to participate in the Plan on the first day of the next calendar quarter following six months of service. HE's matching contributions were $341,000 and $368,000 for the years ended December 31, 1997 and 1996.

8.      COMMITMENTS AND CONTINGENCIES

Litigation

The Partnership and its subsidiary, during the normal course of operating its business, become engaged in various litigation. In the opinion of the Partnership's management, the ultimate disposition of such litigation will not have a material impact on the Partnership's operations.

Minority Interest Purchase Commitment

In February 1996, the Partnership entered into an option agreement to purchase an additional 1% limited partnership interest in HE for $1,541,000, of which approximately $514,000 was paid at closing. The option expires on December 31, 1998. In September 1996, the Partnership loaned the limited partner $900,000, which is included in other assets in the accompanying consolidated balance sheet as of December 31, 1997 and 1996. The note, including interest at 7%, is due on December 31, 1998.

Effective December 31, 1995, the Partnership purchased a 2.92% limited partnership interest in HE for $4,473,000, of which $1,473,000 was paid at closing during January 1996, with the remaining $3,000,000 evidenced by a 6% per annum promissory note, payable in three annual installments of $1,000,000, plus accrued interest, beginning January 2, 1997. The limited partner agreed to remit to the partnership approximately $123,000, which was equal to his negative capital balance at the time of closing. The purchase agreement allocated $2,384,000 of the purchase price to a non-compete agreement with the remaining $2,089,000 allocated to the purchase of the limited partner's interest. The asset related to the non-compete agreement is being amortized over the life of the agreement (three years). The purchase price of the limited partnership interest is included in goodwill and is being amortized over an estimated benefit period of approximately 25 years. The Partnership has agreed to pay additional consideration of up to $500,000 a year for three years based on certain earnings criteria. At December 31, 1997 and 1996, the earnings criteria were met and additional consideration was recorded. Of the additional consideration recorded, $534,000 was allocated to the non-compete agreement and the remaining $466,000 was allocated to goodwill. The unamortized balance of the non-compete agreement is included in other assets in the accompanying consolidated balance sheets and was $1,229,000 and $1,851,000 as of December 31, 1997 and 1996, respectively.

Construction Commitments

The Partnership is nearing the completion of the expansion of its casino and hotel facilities. The total estimated cost of the project was $210,307,000, of which $176,981,000 had been incurred as of December 31, 1997 and $109,553,000 had been placed in service.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of Robinson Property Group, L.P.:

We have audited the accompanying balance sheets of Robinson Property Group, L.P. (a Mississippi limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robinson Property Group, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                             ARTHUR ANDERSEN LLP

Las Vegas, Nevada,
    February 13, 1998.

                          ROBINSON PROPERTY GROUP, L.P.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                December 31,
                                                                     -------------------------------
                                                                        1997                  1996
                                                                     ---------             ---------
                                               ASSETS
Current Assets:
    Cash and cash equivalents                                        $  23,159             $  22,858
    Accounts receivable, net of allowance for doubtful
       accounts of $6,555 and $2,649                                    10,718                 5,883
    Inventories                                                          1,424                   478
    Prepaid expenses and other                                             505                   275
                                                                     ---------             ---------
                 Total current assets                                   35,806                29,494
                                                                     ---------             ---------

Property and Equipment:
    Land                                                                 4,110                 4,110
    Buildings, barge and improvements                                  131,154                50,253
    Furniture, fixtures and equipment                                   32,670                16,933
    Less:  accumulated depreciation                                    (19,066)              (11,370)
                                                                     ---------             ---------
                                                                       148,868                59,926
    Construction in progress                                                --                20,162
                                                                     ---------             ---------
                 Net property and equipment                            148,868                80,088
                                                                     ---------             ---------

Other Assets:
    Goodwill, net                                                       19,670                20,438
    Other                                                                4,739                 3,857
                                                                     ---------             ---------
                                                                     $ 209,083             $ 133,877
                                                                     =========             =========

                                  LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities:
    Accounts payable                                                 $   4,941             $   1,274
Construction payables                                                    9,228                 6,945
    Due to affiliates                                                   10,315                 1,736
    Accrued expenses and other                                           9,901                 8,503
                                                                     ---------             ---------
                 Total current liabilities                              34,385                18,458

Long-term Debt                                                          85,400                43,000

Commitments and Contingencies (Note 8)

Partners' Capital                                                       89,298                72,419
                                                                     ---------             ---------
                                                                     $ 209,083             $ 133,877
                                                                     =========             =========

                               The accompanying notes are an integral
                                 part of these financial statements.


                                                F-34

                                       ROBINSON PROPERTY GROUP, L.P.
                                          STATEMENTS OF OPERATIONS
                                               (IN THOUSANDS)

                                                                     Year Ended December 31,
                                                        1997                  1996                  1995
                                                      ---------             ---------             ---------
Revenues:
    Casino                                            $ 161,280             $ 150,711             $ 132,192
    Food and beverage                                    13,601                11,374                 9,681
    Hotel                                                 4,047                 3,488                 3,092
    Retail and other                                      2,564                 2,775                 2,229
                                                      ---------             ---------             ---------
                                                        181,492               168,348               147,194
    Promotional allowances                              (14,293)              (11,474)               (9,591)
                                                      ---------             ---------             ---------
       Net revenues                                     167,199               156,874               137,603
                                                      ---------             ---------             ---------

Expenses:
    Casino                                               84,685                72,695                55,228
    Food and beverage                                     4,253                 3,833                 3,495
    Hotel                                                 3,198                 3,369                 2,062
    Retail and other                                        952                   762                   693
    General and administrative                           18,566                18,937                18,376
    Depreciation and amortization                         8,838                 7,114                 6,376
    Preopening expenses                                   1,144                    --                 7,021
                                                      ---------             ---------             ---------
       Total                                            121,636               106,710                93,251
                                                      ---------             ---------             ---------

Operating Profit Before Corporate Expenses               45,563                50,164                44,352
    Corporate Expenses                                   11,245                 5,578                 1,522
                                                      ---------             ---------             ---------

Operating Income                                         34,318                44,586                42,830

Other Income (Expense):
    Interest expense                                     (4,088)               (6,190)               (8,381)
    Interest and other income                               569                   797                   445
    Other, net                                             (356)                   (6)                   --
                                                      ---------             ---------             ---------

Income Before Extraordinary Loss on
    Early Retirement of Debt                             30,443                39,187                34,894

Extraordinary Loss on Early Retirement
    of Debt                                                  --                    --                (3,098)
                                                      ---------             ---------             ---------

Net Income                                            $  30,443             $  39,187             $  31,796
                                                      =========             =========             =========


                                   The accompanying notes are an integral
                                    part of these financial statements.


                                                   F-35

                                        ROBINSON PROPERTY GROUP, L.P.
                                       STATEMENTS OF PARTNERS' CAPITAL
                                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                (IN THOUSANDS)

                                                              Partners'        Contributions
                                                               Capital           Receivable           Total
                                                               --------           --------           --------
Balance at December 31, 1994                                   $  1,413           $     --           $  1,413

Net income                                                       31,796                 --             31,796
Contributions                                                     1,150             (1,150)                --
Cash distributions                                              (16,953)                --            (16,953)
Step-up in basis of assets due to purchase
    of minority interest                                         24,026               (205)            23,821
                                                               --------           --------           --------

Balance at December 31, 1995                                     41,432             (1,355)            40,077

Net income                                                       39,187                 --             39,187
Collection of contributions receivable                               --              1,355              1,355
Cash distributions                                               (8,200)                --             (8,200)
                                                               --------           --------           --------

Balance at December 31, 1996                                     72,419                 --             72,419

Net income                                                       30,443                 --             30,443
Cash distributions                                              (13,564)                --            (13,564)
                                                               --------           --------           --------

Balance at December 31, 1997                                   $ 89,298           $     --           $ 89,298
                                                               ========           ========           ========


                                    The accompanying notes are an integral
                                     part of these financial statements.


                                                    F-36

                                           ROBINSON PROPERTY GROUP, L.P.
                                             STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)

                                                                               Year Ended December 31,
                                                                      1997               1996               1995
                                                                    --------           --------           --------
Cash flows from operating activities:
    Net income                                                      $ 30,443           $ 39,187           $ 31,796
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                8,838              7,114              6,376
          Amortization of debt discount,
             deferred finance charges and other                          651                482              2,931
          Loss on disposal of assets                                     351                 --                 --
          Provision for doubtful accounts                              5,910              3,401              1,256
          Preopening expenses                                             --                 --              3,819
          Extraordinary loss on early retirement of debt                  --                 --              3,098
          Change in assets and liabilities                            (6,856)            (7,302)             1,480
                                                                    --------           --------           --------
                 Net cash provided by operating activities            39,337             42,882             50,756
                                                                    --------           --------           --------

Cash flows from investing activities:
    Purchases of property and equipment                              (76,882)           (21,007)            (1,690)
    Increase (decrease) in construction payables                       2,283              6,945             (3,284)
    Increase in other assets                                            (503)              (257)            (1,411)
                                                                    --------           --------           --------
                 Net cash used in investing activities               (75,102)           (14,319)            (6,385)
                                                                    --------           --------           --------

Cash flows from financing activities:
    Proceeds from long-term debt                                      42,400              5,000             72,987
    Payments on long-term debt                                            --            (32,000)           (75,592)
    Capital distributions                                            (13,564)            (8,200)           (15,875)
    Increase (decrease) in due to affiliates                           8,486             (3,042)             2,204
    Debt issue costs and commitment fees                              (1,256)              (169)            (2,355)
                                                                    --------           --------           --------
                 Net cash provided by (used in)
                     financing activities                             36,066            (38,411)           (18,631)
                                                                    --------           --------           --------

Net change in cash and cash equivalents                                  301             (9,848)            25,740
Cash and cash equivalents, beginning of period                        22,858             32,706              6,966
                                                                    --------           --------           --------

Cash and cash equivalents, end of period                            $ 23,159           $ 22,858           $ 32,706
                                                                    ========           ========           ========

                                      The accompanying notes are an integral
                                        part of these financial statements.


                                                       F-37

                          ROBINSON PROPERTY GROUP, L.P.

                          NOTES TO FINANCIAL STATEMENTS


1.      ORGANIZATION AND BASIS OF PRESENTATION

Robinson Property Group, L.P. (the "Partnership") was formed as a Mississippi limited partnership on June 7, 1993 and is 100% owned, directly and indirectly, by Horseshoe Gaming, L.L.C. ("Gaming"). The Partnership owns and operates the Horseshoe Casino Center (the "Casino"), a permanently moored vessel consisting of a casino and hotel located in Tunica County, Mississippi, which opened on February 13, 1995. Consistent with state law, the gaming license granted to the Partnership in the State of Mississippi is for a two-year period and must be renewed. In September 1996, the Partnership renewed its license for an additional two-year period.

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

The gaming license was amortized over its initial remaining term, and at December 31, 1996 was fully amortized. Goodwill is amortized on a straight-line basis over 25 years, which management estimates is the related benefit period (see discussion of the Partnership's accounting policy for long-lived assets below). Management regularly evaluates whether or not the future undiscounted cash flows of the Partnership are sufficient to recover the carrying amount of the goodwill. Additionally, management continually monitors such factors as the status of new or proposed legislation, the competitive environment and the general economic conditions of the market in which it operates. If the estimated future undiscounted cash flows are not sufficient to recover the carrying amount of goodwill and accordingly, an impairment has occurred, management intends to write down the carrying amount of goodwill to its estimated fair value based on discounted cash flows. The amount of amortization expense recorded in 1997, 1996 and for the three months in 1995 following the roll-up transaction was $869,000, $920,000 and $231,000, respectively.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Depreciation is provided on a straight-line basis over the estimated useful lives as follows:

           Buildings, barge and improvements                15 to 30 years
           Furniture, fixtures and equipment                 3 to 10 years

Capitalized Interest

The Partnership capitalizes interest for associated borrowing costs of major construction projects. Capitalization of interest ceases when the asset is substantially complete and ready for its intended use. Interest capitalized during the years ended December 31, 1997, 1996 and 1995 was $3,413,000, $620,000
and $651,000, respectively.

Deferred Finance Charges

Deferred finance charges consists of fees and expenses incurred by Gaming in conjunction with its corporate borrowings. Gaming charges the Partnership its pro-rata share of the total deferred finance charges as funds are borrowed by the Partnership from Gaming. Deferred finance charges of $2,529,000 and $1,924,000 as of December 31, 1997 and 1996, respectively, are included in other assets and are being amortized over the period from the initial funding of the debt through the latest date for repayment using the effective interest method.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," management continually evaluates whether events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Based on management's evaluations, no significant impairments of long-lived assets have occurred during the three years ended December 31, 1997.

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

The estimated costs of providing such complimentary services, which are substantially included in casino department expenses, are as follows (in thousands):

                                                    Year Ended December 31,
                                           -----------------------------------------
                                            1997             1996             1995
                                           -------          -------          -------
         Food and beverage                 $13,319          $11,779          $10,244
         Hotel                               1,964            1,403            1,002
         Other operating expenses              473              507              401
                                           -------          -------          -------
                                           $15,756          $13,689          $11,647
                                           =======          =======          =======

Advertising Costs

The Partnership expenses all costs associated with advertising as incurred, and such amounts are included in general and administrative expenses in the accompanying statements of operations.

Preopening Expenses

Preopening costs incurred after the receipt of necessary approvals were deferred as incurred and expensed upon the opening of the related casino. Preopening costs of $7,021,000 were expensed in connection with the opening of the Casino in February 1995. Preopening costs incurred during the expansion of the existing casino property are expensed as incurred. Total preopening costs of $1,144,000 were expensed during 1997 in conjunction with the expansion efforts at the casino.

Corporate Expenses

The Partnership reimburses Gaming for its share of expenses incurred associated with the management of Gaming and related entities. Included in corporate expenses are normal operating costs, as well as, the non-cash compensation expense relating to ownership interests in Gaming issued to employees pursuant to employment contracts (see Note 7).

Income Taxes

No provision is made in the accounts of the Partnership for federal and state income taxes, as such taxes are liabilities of the members of Gaming. The Partnership's income tax return and the amount of allocable taxable income are subject to examination by federal and state taxing authorities. If an examination results in a change to Partnership income, the income tax reported by the individual partners may also change. The tax bases in the Partnership's assets and liabilities were greater than the amounts reported in the accompanying financial statements by $1,848,000 and $3,077,000 at December 31, 1997 and 1996, respectively. In 1997 and 1995 taxable income was in excess of net income reported in the accompanying statements of operations and in 1996, taxable income was less than net income reported in the accompanying statements of operations.

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

Reclassifications

Certain reclassifications were made to the prior period financial statements to conform with current year presentation.

3.      STATEMENTS OF CASH FLOWS

Non-cash financing and investing activities consist of the following:

     Property and equipment was acquired through the issuance of debt totaling $17,817,000 for the year ended December 31, 1995.

     A capital contribution of $1,150,000 was made through the issuance of a contribution receivable during the year ended December 31, 1995. The Partnership received land in satisfaction of the receivable during 1996.

     Cash payments for interest, excluding amounts capitalized, totaled $6,727,000, $8,436,000 and $8,271,000 for the years ended December 31,
     1997, 1996 and 1995, respectively.

The net change in assets and liabilities consists of the following (in thousands):

                                                                     Year Ended December 31,
                                                            1997               1996               1995
                                                          --------           --------           --------
(Increase) decrease in assets:
    Accounts receivable                                   $(10,745)          $ (6,140)          $ (4,400)
    Due from affiliates                                         --                 --              2,214
    Interest receivable - related party                         --                305                 32
    Inventories                                               (946)               (60)              (329)
    Prepaid expenses and other                                (230)              (109)               215
Increase (decrease) in liabilities:
    Accounts payable                                         3,667             (1,397)             2,100
    Accrued expenses and other                               1,398                 99              2,445
       Deferred interest payable - related party                --                 --               (797)
                                                          --------           --------           --------
                                                          $ (6,856)          $ (7,302)          $  1,480
                                                          ========           ========           ========

4.      ACCRUED EXPENSES AND OTHER

Accrued expenses and other consists of the following (in thousands):

                                                                   December 31,
                                                              1997            1996
                                                             ------          ------
         Payroll and related tax liabilities                 $1,879          $1,225
         Vacation and other employee benefits                 1,611           1,793
         Gaming, sales, use and property taxes                1,450           1,051
         Outstanding chip and token liabilities               1,053             939
         Progressive slot and slot club liabilities           3,451           2,429
         Other accrued expenses                                 457           1,066
                                                             ------          ------
                                                             $9,901          $8,503
                                                             ======          ======

5.      LONG-TERM DEBT

RPG's original note payable to Gaming of $125,000,000 bears interest at 13.31% and requires the Partnership to apply 100% of its available cash flow, as defined, towards the outstanding principal balance with the balance due in full on September 30, 2000. Interest is payable semi-annually on March 31 and September 30. There are no material restrictions on the amount of cash or other assets which the Partnership may distribute to Gaming, and the Partnership may prepay the outstanding balance of the intercompany note at any time prior to maturity without premium or penalty. The last borrowing under this note occurred in April 1997. The total amount due under this note was $49,400,000 and $43,000,000 as of December 31, 1997 and 1996, respectively.

Additional borrowings have been evidenced by new notes payable to Gaming in the amounts of $25,000,000 and $50,000,000, bear interest at 9.39%, are due June 15, 2007 and June 15, 2000, respectively, and require semi-annual interest payments on June 15 and December 15. The total amount due under the notes were $25,000,000 and $11,000,000, respectively, as of December 31, 1997.

Substantially all of the assets of the Partnership serve as collateral for the repayment of the debt obligations of Gaming. The Partnership guarantees such debt, which totaled $315,462,000 including accrued interest, at December 31, 1997.

The Company's debt agreements contain covenants that, among other things, (i) limit the amount of additional indebtedness which may be incurred by Gaming and its subsidiaries; (ii) prohibit any consolidation or merger of Gaming or its subsidiaries with an affiliate or third party, any sale of substantially all of Gaming or its subsidiaries' assets or any payment of subordinated indebtedness prior to its scheduled maturity; and (iii) require Gaming and its subsidiaries to invest excess funds in cash equivalents and government securities with a maturity of one year or less.

As of December 31, 1997, the five year maturities for long-term debt are $0
(1998), $0 (1999), $60,400,000 (2000), $0 (2001) and $0 (2002).

6.      TRANSACTIONS WITH RELATED PARTIES

At December 31, 1997 and 1996, the due to affiliates balance relates primarily to costs and expenses of the Partnership paid for by Gaming.

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

The Partnership conducts a portion of its marketing through an entity that is owned by the wife of an officer of Gaming. Fees and expenses paid to this company totaled $1,047,000, $736,000 and $606,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Payments to other parties affiliated with the Partnership totaled $366,000 for the year ended December 31, 1995 which included payments for consulting fees and various operating expenses.

7.      EMPLOYEE COMPENSATION AND BENEFITS

Employment Agreements

The Partnership has employment agreements with certain key employees that provide certain benefits in the event such employees are terminated. These employees also received ownership interests in the Partnership, which were subsequently exchanged for membership interests in Gaming, and vest over terms specified in the various employment agreements, which is generally five years. These employment agreements include a put/call provision which, if exercised by the employee, would require Gaming to repurchase these ownership interests in the event of termination at the then fair market value based on an independent appraisal. Accordingly, these compensation arrangements are accounted for as variable stock purchase plans. Compensation expense is recorded each period equal to the change in the fair market value of ownership interests issued pursuant to these agreements. The Partnership reimburses Gaming for the expense related to these ownership interests; therefore, there is no deferred compensation reported in the accompanying balance sheet as of December 31, 1997 and 1996.

Prior to the roll-up transaction discussed in Note 1, the Partnership recorded the compensation expense related to employee ownership interests in general and administrative expenses. Included in general and administrative expenses in 1995 for the period prior to the roll-up transaction is $1,343,000 of compensation expense from employee ownership interests. Subsequent to the roll-up transaction, these amounts are included in corporate expenses. Corporate expenses for the years ended December 31, 1997 and 1996 and for the three months ended December 31, 1995 include compensation expense related to employee ownership interests of $7,533,000, $2,620,000 and $1,113,000, respectively.

8.      COMMITMENTS AND CONTINGENCIES

401(k) Savings Plan

Effective January 1, 1995, a 401(k) savings plan was established by the Partnership whereby eligible employees can contribute up to 15% of their salary. RPG matches 50% of the employees' contributions up to a maximum of 6% of their salary. Employees vest in the Partnership's matching contribution over six years. Employees of the Partnership are eligible to participate in the plan on the first day of the next calendar quarter following six months of service. The Partnership's matching contributions were $333,000, $299,000 and $158,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Litigation

The Partnership, during the normal course of operating its business, becomes engaged in various litigation. In the opinion of the Partnership's management, the ultimate disposition of such litigation will not have a material impact on the Partnership's operations.

Construction Commitments

The Partnership has substantially completed the expansion of its casino and hotel facilities. The total estimated cost of the project is $109,195,000, of which $98,841,000 has been incurred and placed in service as of December 31, 1997.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Horseshoe Gaming, L.L.C.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Horseshoe Gaming, L.L.C. included in this Form 10-K, and have issued our report thereon dated February 13, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Item 14(a)2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                             ARTHUR ANDERSEN LLP

Las Vegas, Nevada,
        February 13, 1998.

                                                                     SCHEDULE II

                            HORSESHOE GAMING, L.L.C.
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                                                     (In thousands)
-----------------------------------------------------------------------------------------------------------
          Column A                          Column B         Column C           Column D          Column E
-----------------------------------------------------------------------------------------------------------
                                                              Additions
                                            Balance at        Charged to         Deductions        Balance at
                                            Beginning          Costs and            from            Close
        Description                         of Period          Expenses           Reserves        of Period
-----------------------------------------------------------------------------------------------------------
Year Ended December 31, 1997

        Allowance for Doubtful
           Accounts                           $  3,452          $  7,556         $ (2,043)(A)      $  8,965
                                              ========          ========         ========          ========

Year Ended December 31, 1996

        Allowance for Doubtful
           Accounts                           $  2,663          $  4,388         $ (3,599)(A)      $  3,452
                                              ========          ========         ========          ========

Year Ended December 31, 1995

        Allowance for Doubtful
           Accounts                          $     477          $  2,186         $   -              $  2,663
                                             =========          ========         ========           ========

(A) Uncollectable accounts written off, net of amounts recovered.