Form 10-Q
period 1998-03-31
HORSESHOE GAMING LLC
filed 1998-05-13
CIK 1005732

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


          QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 1998


Commission File Number


                            HORSESHOE GAMING, L.L.C.
             (Exact name of registrant as specified in its charter)


            Delaware                          7999                   88-0343515
  (State or other jurisdiction    (Primary Standard Industrial   (I.R.S. Employer
of incorporation or organization)  Classification Code Number)   Identification No.)



                              4024 Industrial Road
                             Las Vegas, Nevada 89103
                                 (702) 650-0080
               (Address, including zip code, and telephone number,
        including area code, of registrants' principal executive office)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                           Yes  [X]    No [ ]

                   HORSESHOE GAMING, L. L. C. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          QUARTER ENDED MARCH 31, 1998


INDEX                                                                                  PAGE
-----                                                                                  ----
PART I        FINANCIAL INFORMATION

ITEM 1        Financial Statements:

      Horseshoe Gaming, L. L. C. and Subsidiaries:
         Consolidated Condensed Balance Sheets
              at March 31, 1998 and December 31, 1997.................................  3
         Consolidated Condensed Statements of Operations
              for the three months ended March 31, 1998 and 1997......................  4
         Consolidated Condensed Statements of Cash Flows
              for the three months ended March 31, 1998 and 1997......................  5
         Notes to Consolidated Condensed Financial Statements.........................  6

      Robinson Property Group, L.P.:
         Condensed Balance Sheets
              at March 31, 1998 and December 31, 1997.................................  7
         Condensed Statements of Operations
              for the three months ended March 31, 1998 and 1997......................  8
         Condensed Statements of Cash Flows
              for the three months ended March 31, 1998 and 1997......................  9
         Notes to Condensed Financial Statements...................................... 10

      New Gaming Capital Partnership and Subsidiary:
         Consolidated Condensed Balance Sheets
              at March 31, 1998 and December 31, 1997................................. 11
         Consolidated Condensed Statements of Operations
              for the three months ended March 31, 1998 and 1997...................... 12
         Consolidated Condensed Statements of Cash Flows
              for the three months ended March 31, 1998 and 1997...................... 13
         Notes to Consolidated Condensed Financial Statements......................... 14


ITEM 2        Management's Discussion and Analysis of Financial Condition
              and Results of Operations............................................... 15

PART II       OTHER INFORMATION

ITEM 6        Exhibits and reports on Form 8-K........................................ 16

SIGNATURES............................................................................ 17

PART I        FINANCIAL INFORMATION
ITEM 1        FINANCIAL STATEMENTS

                    HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                March 31,      December 31,
                                                  1998             1997
                                                ---------       ---------
                                               (Unaudited)
                                     ASSETS
Current Assets:
   Cash and cash equivalents                    $  45,958       $  48,710
   Accounts receivable, net                        14,568          13,518
   Inventories                                      3,339           2,958
   Prepaid expenses and other                       5,823           2,102
                                                ---------       ---------
              Total current assets                 69,688          67,288
                                                ---------       ---------

Property and Equipment:
   Land                                            14,033          14,688
   Buildings, boat, barge and improvements        322,015         276,936
   Furniture, fixtures and equipment               76,665          68,194
   Less:  accumulated depreciation                (38,462)        (42,769)
                                                ---------       ---------
                                                  374,251         317,049
   Construction in progress                         2,546          67,428
                                                ---------       ---------
              Net property and equipment          376,797         384,477
                                                ---------       ---------

Other Assets:
   Goodwill, net                                   37,375          37,960
   Assets not in use                               24,974              --
   Other                                           23,559          21,831
                                                ---------       ---------
                                                $ 532,393       $ 511,556
                                                =========       =========

                        LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
   Current maturities of long-term debt         $   1,175       $   1,674
   Accounts payable                                 6,847           8,784
   Construction payables                            8,783          27,984
   Accrued expenses and other                      39,615          46,601
                                                ---------       ---------
              Total current liabilities            56,420          85,043

Long-term Debt, less current maturities           355,568         311,601

Minority Interest                                  (1,341)         (1,317)

Commitments and Contingencies

Redeemable Ownership Interests, net                52,982          51,634

Members' Equity                                    68,764          64,595
                                                ---------       ---------
                                                $ 532,393       $ 511,556
                                                =========       =========


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                    HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                    Three Months Ended
                                                        March  31,
                                                  1998            1997
                                                ---------       ---------
Revenues:
   Casino                                       $ 106,840       $  79,956
   Food and beverage                               11,082           6,891
   Hotel                                            8,283           1,649
   Other                                            2,091           1,016
                                                ---------       ---------
                                                  128,296          89,512
   Promotional allowances                         (14,390)         (6,452)
                                                ---------       ---------
      Net revenues                                113,906          83,060
                                                ---------       ---------

Expenses:
   Casino                                          60,548          41,957
   Food and beverage                                4,179           2,581
   Hotel                                            2,884           1,598
   Other                                            1,584             255
   General and administrative                      13,505          10,455
   Development                                        181             228
   Preopening                                         653              --
   Depreciation and amortization                    7,947           4,299
                                                ---------       ---------
      Total expenses                               91,481          61,373
                                                ---------       ---------

Operating Profit Before Corporate Expenses         22,425          21,687
   Corporate expenses                               3,114           2,441
                                                ---------       ---------

Operating Income                                   19,311          19,246

Other Income (Expense):
   Interest expense                                (9,729)         (5,249)
   Interest income                                    477           1,484
   Other, net                                        (110)            (64)
   Minority interest in loss (income)
      of subsidiaries                                  24            (382)
                                                ---------       ---------

Net Income                                      $   9,973       $  15,035
                                                =========       =========


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                    HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                         Three Months Ended
                                                                              March 31,
                                                                         1998         1997
                                                                       --------       --------
Cash provided by operating activities:
   Net income                                                          $  9,973       $ 15,035
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Minority interest in (loss) income of subsidiary                   (24)           382
         Depreciation and amortization                                    7,947          4,299
         Amortization of debt discount, deferred
           finance charges and other                                        670            674
         Provision for doubtful accounts                                  2,500          1,553
         Increase in redeemable ownership interests                       1,345            599
         Net change in assets and liabilities                           (16,965)        (1,890)
                                                                       --------       --------
              Net cash provided by operating activities                   5,446         20,652
                                                                       --------       --------

Cash flows from investing activities:
   Purchases of property and equipment                                  (25,448)       (40,220)
   Proceeds from sale of property and equipment                             194             --
   Decrease in escrow funds                                                  --         29,510
   Increase (decrease) in construction payables                         (19,202)         3,108
   Increase in other assets                                              (2,684)          (593)
                                                                       --------       --------
              Net cash used in investing activities                     (47,140)        (8,195)
                                                                       --------       --------

Cash flows from financing activities:
   Proceeds from debt                                                    45,000             --
   Payments on debt                                                      (1,675)        (5,640)
   Capital distributions                                                 (4,383)        (5,029)
                                                                       --------       --------
              Net cash provided by (used in) financing activities        38,942        (10,669)
                                                                       --------       --------

Net change in cash and cash equivalents                                  (2,752)         1,788
Cash and cash equivalents, beginning of period                           48,710         79,159
                                                                       --------       --------
Cash and cash equivalents, end of period                               $ 45,958       $ 80,947
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

                    HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
1.   Introduction:

The accompanying unaudited Consolidated Condensed Financial Statements of Horseshoe Gaming, L.L.C., a Delaware corporation, have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and disclosures necessary for complete financial statements in conformity with generally accepted accounting principles. The consolidated condensed balance sheet at December 31, 1997 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations.

2.   Contingencies:

The Company and its subsidiaries, during the normal course of operating its business, become engaged in various litigation and other legal disputes. In the opinion of the Company's management, the ultimate disposition of such disputes will not have a material impact on the Company's operations.

3.  Long-term Debt:

As of March 31, 1998 the Company borrowed an additional $45 million under the Amended and Restated Credit Facility. The borrowings have enabled the Company to fund the completion of the expansion of the Bossier City and Tunica properties.

4.  Development:

Bossier City, Louisiana

Horseshoe Bossier City has substantially completed the expansion of its entire casino facility at a total estimated cost of approximately $204 million, of which approximately $198 million had been incurred and approximately $195 million had been placed in service as of March 31, 1998.

The Horseshoe Bossier City's new riverboat casino facility replaced the existing riverboat casino facility (the "Queen of the Red"). The Queen of the Red, along with related gaming equipment, is included in assets not in use in the Consolidated Condensed Balance Sheets at March 31, 1998. Management intends to use the Queen of the Red, and the related gaming equipment, in conjunction with the Company's proposed riverboat gaming facility in Vicksburg, Mississippi.

                          ROBINSON PROPERTY GROUP, L.P.
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                               March 31,     December 31,
                                                 1998           1997
                                              ---------       ---------
                                             (Unaudited)
                                     ASSETS
Current Assets:
   Cash and cash equivalents                  $  17,193       $  23,159
   Accounts receivable, net                      11,361          10,718
   Inventories                                    1,670           1,424
   Prepaid expenses and other                     2,333             505
                                              ---------       ---------
              Total current assets               32,557          35,806
                                              ---------       ---------

Property and Equipment:
   Land                                           3,169           4,110
   Buildings, barge and improvements            134,313         131,154
   Furniture, fixtures and equipment             34,992          32,670
   Less:  accumulated depreciation              (22,436)        (19,066)
                                              ---------       ---------
              Net property and equipment        150,038         148,868
                                              ---------       ---------

Other Assets:
   Goodwill, net                                 19,286          19,670
   Other                                          4,915           4,739
                                              ---------       ---------
                                              $ 206,796       $ 209,083
                                              =========       =========

                       LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities:
   Accounts payable                           $   2,144       $   4,941
   Construction payables                          1,198           9,228
   Due to affiliates                             12,779          10,315
   Accrued expenses and other                    11,623           9,901
                                              ---------       ---------
              Total current liabilities          27,744          34,385
                                              ---------       ---------

Long-term Debt                                   85,400          85,400

Commitments and Contingencies

Partners' Capital                                93,652          89,298
                                              ---------       ---------
                                              $ 206,796       $ 209,083
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

                          ROBINSON PROPERTY GROUP, L.P.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)




                                                  Three Months Ended
                                                       March 31,
                                                -----------------------
                                                  1998           1997
                                                --------       --------
Revenues:
   Casino                                       $ 53,319       $ 40,497
   Food and beverage                               5,108          3,172
   Hotel                                           2,977            822
   Other                                           1,136            596
                                                --------       --------
                                                  62,540         45,087
   Promotional allowances                         (6,890)        (3,424)
                                                --------       --------
      Net revenues                                55,650         41,663
                                                --------       --------

Expenses:
   Casino                                         28,616         20,162
   Food and beverage                               1,381            809
   Hotel                                             884            721
   Other                                           1,102            143
   General and administrative                      5,378          4,516
   Depreciation and amortization                   3,644          1,808
                                                --------       --------
         Total expenses                           41,005         28,159
                                                --------       --------

Operating profit Before Corporate Expenses        14,645         13,504
   Corporate expenses                              1,557          1,240
                                                --------       --------

Operating Income                                  13,088         12,264

Other Income (Expense):
   Interest expense                               (2,762)          (602)
   Interest income                                   141            200
   Other, net                                         (4)            (4)
                                                --------       --------

Net Income                                      $ 10,463       $ 11,858
                                                ========       ========



                 The accompanying notes are an integral part of
                      these condensed financial statements.

                          ROBINSON PROPERTY GROUP, L.P.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                               Three Months Ended
                                                                    March 31,
                                                               1998            1997
                                                             --------       --------
Cash provided by operating activities:
   Net income                                                $ 10,463       $ 11,858
   Adjustments to reconcile net income
      to net cash provided by operating activities:
         Depreciation and amortization                          3,644          1,808
         Provision for doubtful accounts                        2,081          1,082
         Amortization of debt discounts,
           deferred finance charges and other                     234            128
         Net change in assets and liabilities                  (5,872)        (2,769)
                                                             --------       --------
              Net cash provided by operating activities        10,550         12,107
                                                             --------       --------

Cash flows from investing activities:
   Purchases of property and equipment                         (5,480)       (12,029)
   Decrease in construction payables                           (8,030)        (1,667)
   Increase in other assets                                      (442)           (34)
                                                             --------       --------
              Net cash used in investing activities           (13,952)       (13,730)
                                                             --------       --------

Cash flows from financing activities:
   Capital distributions                                       (5,000)            --
   Changes in due to/from affiliates                            2,436         (1,168)
                                                             --------       --------
              Net cash used in financing activities            (2,564)        (1,168)
                                                             --------       --------

Net change in cash and cash equivalents                        (5,966)        (2,791)
Cash and cash equivalents, beginning of period                 23,159         22,858
                                                             --------       --------

Cash and cash equivalents, end of period                     $ 17,193       $ 20,067
                                                             ========       ========



                 The accompanying notes are an integral part of
                      these condensed financial statements.

                          ROBINSON PROPERTY GROUP, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Introduction:

The accompanying unaudited Condensed Financial Statements of Robinson Property Group, L.P., have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and disclosures for complete financial statements in conformity with generally accepted accounting principles. The condensed balance sheet at December 31, 1997 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations.

2.   Contingencies:

Litigation

The Partnership, during the normal course of operating its business, becomes engaged in various litigation and other legal disputes. In the opinion of the Partnership's management, the ultimate disposition of such disputes will not have a material impact on the Partnership's operations.

                  NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                               March 31,     December 31,
                                                 1998           1997
                                              ---------       ---------
                                             (Unaudited)
                                     ASSETS
Current Assets:
   Cash and cash equivalents                  $  21,686       $  16,143
   Accounts receivable, net                       3,197           2,589
   Inventories                                    1,669           1,535
   Prepaid expenses and other                     3,083           1,329
                                              ---------       ---------
              Total current assets               29,635          21,596
                                              ---------       ---------

Property and Equipment:
   Land                                          10,864          10,579
   Buildings, boat and improvements             187,702         145,781
   Furniture, fixtures and equipment             41,060          34,914
   Less:  accumulated depreciation              (15,738)        (23,452)
                                              ---------       ---------
                                                223,888         167,822
   Construction in progress                       2,546          67,428
                                              ---------       ---------
              Net property and equipment        226,434         235,250
                                              ---------       ---------

Other Assets:
   Goodwill, net                                 18,089          18,290
   Assets not in use                             24,974              --
   Other                                         14,818          12,137
                                              ---------       ---------
                                              $ 313,950       $ 287,273
                                              =========       =========

                       LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
   Current maturities of long-term debt       $  13,828       $  15,003
   Accounts payable                               4,380           3,568
   Due to affiliates                             17,840          12,796
   Construction payables                          7,585          18,757
   Accrued expenses and other                    14,276           9,793
                                              ---------       ---------
              Total current liabilities          57,909          59,917

Long-term Debt, less current maturities         229,272         199,989

Minority Interest                                (1,341)         (1,317)

Commitments and Contingencies

Partners' Capital                                28,110          28,684
                                              ---------       ---------
                                              $ 313,950       $ 287,273
                                              =========       =========


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                  NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                   Three Months Ended
                                                       March  31,
                                                -----------------------
                                                  1998           1997
                                                --------       --------
Revenues:
   Casino                                       $ 53,521       $ 39,459
   Food and beverage                               5,974          3,719
   Hotel                                           5,306            827
   Other                                             955            420
                                                --------       --------
                                                  65,756         44,425
   Promotional allowances                         (7,500)        (3,028)
                                                --------       --------
      Net revenues                                58,256         41,397
                                                --------       --------

Expenses:
   Casino                                         31,932         21,795
   Food and beverage                               2,798          1,772
   Hotel                                           2,000            877
   Other                                             482            112
   General and administrative                      8,127          5,939
   Preopening                                        653             --
   Depreciation and amortization                   4,299          2,486
                                                --------       --------
      Total expenses                              50,291         32,981
                                                --------       --------

Operating Profit Before Corporate Expenses         7,965          8,416
   Corporate expenses                              1,557          1,201
                                                --------       --------

Operating Income                                   6,408          7,215

Other Income (Expense):
   Interest expense                               (7,209)        (3,099)
   Interest income                                   207            247
   Other, net                                         (4)            (5)
   Minority interest in loss (income)
      of subsidiary                                   24           (382)
                                                --------       --------

Net (Loss) Income                               $   (574)      $  3,976
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

                  NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                 Three Months Ended
                                                                       March 31,
                                                               -----------------------
                                                                  1998          1997
                                                               --------       --------
Cash provided by operating activities:
   Net (loss) income                                           $   (574)      $  3,976
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Minority interest in (loss) income of subsidiary           (24)           382
         Depreciation and amortization                            4,299          2,486
         Provision for doubtful accounts                            419            471
         Amortization of debt discounts,
           deferred finance costs and other                         542            245
         Net change in assets and liabilities                     2,313           (716)
                                                               --------       --------
              Net cash provided by operating activities           6,975          6,844
                                                               --------       --------

Cash flows from investing activities:
   Purchase of property and equipment                           (19,965)       (28,167)
   Proceeds from sale of property and equipment                     194             --
   (Decrease) increase in construction payables                 (11,172)         4,774
   (Increase) decrease in other assets                           (3,614)           194
                                                               --------       --------
              Net cash used in investing activities             (34,557)       (23,199)
                                                               --------       --------

Cash flows from financing activities:
   Proceeds from debt                                            36,533         30,000
   Payments on debt                                              (8,425)        (8,310)
   Increase (decrease) in due to affiliates                       5,017           (121)
                                                               --------       --------
              Net cash provided by financing activities          33,125         21,569
                                                               --------       --------

Net change in cash and cash equivalents                           5,543          5,214
Cash and cash equivalents, beginning of period                   16,143         14,913
                                                               --------       --------
Cash and cash equivalents, end of period                       $ 21,686       $ 20,127
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

                  NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      Introduction:

The accompanying unaudited Consolidated Condensed Financial Statements of New Gaming Capital Partnership and Subsidiary, have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and disclosures necessary for complete financial statements in conformity with generally accepted accounting principles. The consolidated condensed balance sheet at December 31, 1997 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations.

2.     Contingencies:

Litigation

The Partnership and its subsidiary, during the normal course of operating its business, become engaged in various litigation and other legal disputes. In the opinion of the Partnership's management, the ultimate disposition of such disputes will not have a material impact on the Partnership's operations.

3.     Development:

Horseshoe Bossier City has substantially completed the expansion of its entire casino facility at a total estimated cost of approximately $204 million, of which approximately $198 million had been incurred and approximately $195 million had been placed in service as of March 31, 1998.

The Horseshoe Bossier City's new riverboat casino facility replaced the existing riverboat casino facility (the "Queen of the Red"). The Queen of the Red, along with related gaming equipment, is included in assets not in use in the Consolidated Condensed Balance Sheets at March 31, 1998. Management intends to use the Queen of the Red, and the related gaming equipment, in conjunction with the Company's proposed riverboat gaming facility in the Vicksburg, Mississippi.

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

        RESULTS OF OPERATIONS

        Net revenues for the quarter ended March 31, 1998 were $113.9 million as compared to $83.1 million for the comparable period in 1997. The increase in net revenues of $30.8 million, or 37%, resulted primarily from an increase in gaming capacity at both the Horseshoe Casino Center and Horseshoe Bossier City and the completion of the significant expansions that occurred at each property.

        The Horseshoe Casino Center

        The Horseshoe Casino Center contributed net revenues and operating profit before corporate expenses of $55.7 million and $14.6 million, respectively, for the quarter ended March 31, 1998 and $41.7 million and $13.5 million, respectively, for the quarter ended March 31, 1997.

        The Horseshoe Casino Center's net revenues include casino revenues and non-casino revenues of $53.3 million and $2.4 million, respectively, for the quarter ended March 31, 1998 and $40.5 million and $1.2 million, respectively, for the quarter ended March 31, 1997. The increase in net revenues for the quarter ended March 31, 1998 compared to the prior year period is due essentially to an increase in total revenue and primarily gaming revenue, resulting from the recently completed expansion at such property. Casino revenue per day increased approximately 31.6% in 1998 to $592,000 from $450,000 in 1997.

        The Horseshoe Casino Center's margin for operating profit before corporate expenses for the quarter ended March 31, 1998 was 26.3%, compared with 32.4% for the quarter ended March 31, 1997. The margin reduction of 6.1 percentage points was primarily caused by three factors: (1) an increase in bad debt expenses, (2) an increase in depreciation and amortization expense due to the expansion of the casino facility, and (3) operating expenses also remained somewhat elevated following the opening of the new casino facility on January 21, 1998.

        The Horseshoe Bossier City

        The Horseshoe Bossier City contributed net revenues and operating profit before corporate expenses and preopening expenses of $58.3 million and $8.6 million, respectively, for the quarter ended March 31, 1998 and $41.4 million and $8.4 million, respectively, for the quarter ended March 31, 1997.

        The Horseshoe Bossier City's net revenues include casino revenues and non-casino revenues of $53.5 million and $4.8 million, respectively, for the quarter ended March 31, 1998 and $39.5 million and $1.9 million, respectively, for the quarter ended March 31, 1997. Casino revenue per day increased approximately 35.8% in 1998 to $595,000 from $438,000 in 1997.

        The Horseshoe Bossier City's margin for operating profit before corporate expenses and preopening expenses for the quarter ended March 31, 1998 was 14.8%, compared with 20.3% for the quarter ended March 31, 1997. The margin reduction of 5.5 percentage points was primarily caused by an increase in depreciation and amortization expense due to the expansion of the casino facility, as well as an increase in the amount of complimentary services provided to guests. The first quarter 1998 operating expenses also remained somewhat elevated following the opening of the new casino facility on January 28, 1998.

        Other Factors Affecting Earnings

        Corporate expenses increased approximately $.7 million during 1998 primarily due to a non-cash charge to compensation expense to reflect the increased value of redeemable ownership interests in the Company. Certain of the Company's employees have ownership interests that are subject to provisions which require the Company to repurchase these ownership interests in the event of their termination at a price equal to the then fair market value of the Company based on an independent appraisal.

        The increase in net interest expense of $5.5 million for the three months ended March 31, 1998, compared with the prior year period ended March 31, 1997, is mainly due to the increase in the total amount of debt outstanding. Total debt outstanding increased to $356.7 million as of March 31, 1998 from $227.2 million as of March 31, 1997. The increased borrowings were necessary to fund a major portion of the Company's recently completed expansion projects at Horseshoe Casino Center and Horseshoe Bossier City. Net interest expenses for the 1997 period was reduced by approximately $2.0 million from the capitalization of interest related to the expansion of both the Horseshoe Bossier City and Horseshoe Casino Center. Interest capitalized for the three months ended March 31, 1998 totaled $.1 million.

        LIQUIDITY AND CAPITAL RESOURCES

        DEVELOPMENT

        Tunica, Mississippi

        Horseshoe Casino Center has substantially completed the expansion of its entire casino facility at a cost of approximately $109 million, of which approximately $105 million had been incurred and placed in service as of March 31, 1998. The newly expanded casino complex, which was officially completed on January 21, 1998, includes an additional 15,000 square feet of gaming space (the entire gaming facility features 1,500 slot machines, 60 table games and 12 poker tables), 312 hotel suites (to add to its existing 195 room hotel facility), a multi-level, 1,100 space parking garage and Bluesville, an entertainment facility which will accommodate approximately 1,000 customers. Additional facilities include a health club, one additional restaurant, a new, relocated and expanded buffet, a remodeled steak house, meeting room facilities and other amenities.

        Bossier City, Louisiana

        Horseshoe Bossier City has substantially completed the expansion of its entire casino facility at a cost of approximately $204 million, of which approximately $198 million had been incurred and approximately $195 million had been placed in service as of March 31, 1998. The newly expanded casino facility, which was officially completed on January 28, 1998, features a new expanded riverboat casino facility (with approximately 40% more gaming positions and featuring a total of 1,343 slot machines, 58 table games and 11 poker tables), a 25 story hotel tower with 606 suites, meeting room facilities, a health club, the renovation and expansion of existing dockside facilities, the addition of two specialty restaurants, the complete renovation and expansion of the existing buffet, as well as the recently completed 1,100 space parking garage, administration building and remodeled existing steak house restaurant.

        The Horseshoe Bossier City's new riverboat casino facility replaced the existing riverboat casino facility (the "Queen of the Red"). The Queen of the Red, along with related gaming equipment, is included in assets not in use in the Consolidated Condensed Balance Sheets at March 31, 1998. Management intends to use the Queen of the Red, and the related gaming equipment, in conjunction with the Company's proposed riverboat gaming facility in the Vicksburg, Mississippi.

        OTHER ITEMS

        Cash and cash equivalents totaled $45,958,000 as of March 31, 1998. Included in accrued expenses at March 31, 1998 is a tax distribution payable to the owners of the Company amounting to $4,383,000, which was paid in April, 1998. Management believes that the Company's cash and cash equivalents on hand, cash from operations and additional borrowings under its Amended and Restated Credit Facility will be adequate to meet the Company's existing obligations when they become due.

        As of March 31, 1998 the Company borrowed an additional $45 million under the Amended and Restated Credit Facility. The borrowings have enabled the Company to fund the completion of the expansion of the Bossier City and Tunica properties.

        During the first quarter of 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. There was no impact of such adoption on the Company's consolidated financial statements, as total comprehensive income is the same as net income for all periods presented.

        PART II  OTHER INFORMATION

        ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

                 (a)

                 Exhibit No. 27.1--- Financial Data Schedule - Horseshoe Gaming, L.L.C. and Subsidiaries

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


                                       HORSESHOE GAMING, L.L.C.
                                       a Delaware limited liability company

                                       By:    Horseshoe Gaming, Inc.,
                                              a Nevada corporation
                                       Its:   Manager




Date:   May 12, 1998                   By: /s/ Walter J. Haybert
                                           ------------------------------------
                                           Treasurer and Chief Financial Officer
                                           of Horseshoe Gaming, Inc.

                                  EXHIBIT INDEX


Exhibit
Number                          Description
27.1           Financial Data Schedule-Horseshoe Gaming L.L.C. and Subsidiaries