Form 10-Q
period 1998-06-30
HORSESHOE GAMING LLC
filed 1998-08-11
CIK 1005732

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.

          QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                June 30, 1998
                                    -----------------------


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

                           QUARTER ENDED JUNE 30, 1998

INDEX                                                                                                            PAGE
-----                                                                                                            ----
PART I    FINANCIAL INFORMATION

ITEM 1 Financial Statements:

       Horseshoe Gaming, L. L. C. and Subsidiaries:
          Consolidated Condensed Balance Sheets
                 at June 30, 1998 and December 31, 1997.........................................................  3
          Consolidated Condensed Statements of Operations
                 for the three and six months ended June 30, 1998 and 1997......................................  4
          Consolidated Condensed Statements of Cash Flows
                 for the six months ended June 30, 1998 and 1997................................................  5
          Notes to Consolidated Condensed Financial Statements..................................................  6

       Robinson Property Group, L.P.:
          Condensed Balance Sheets
                 at June 30, 1998 and December 31, 1997.........................................................  7
          Condensed Statements of Operations
                 for the three and six months ended June 30, 1998 and 1997......................................  8
          Condensed Statements of Cash Flows
                 for the six months ended June 30, 1998 and 1997................................................  9
          Notes to Condensed Financial Statements............................................................... 10

       New Gaming Capital Partnership and Subsidiary:
          Consolidated Condensed Balance Sheets
                 at June 30, 1998 and December 31, 1997......................................................... 11
          Consolidated Condensed Statements of Operations
                 for the three and six months ended June 30, 1998 and 1997...................................... 12

          Consolidated Condensed Statements of Cash Flows
                 for the six months ended June 30, 1998 and 1997................................................ 13
          Notes to Consolidated Condensed Financial Statements.................................................. 14

ITEM 2    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................................................... 15

PART II   OTHER INFORMATION

ITEM 5    Other Events...........................................................................................18

ITEM 6    Exhibits and reports on Form 8-K...................................................................... 18

SIGNATURES

                 ............................................................................................... 19


PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

                    HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                      June 30,         December 31,
                                                        1998             1997
                                                      ---------        ---------
                                                     (Unaudited)

                              ASSETS

Current Assets:

    Cash and cash equivalents                         $  39,255        $  48,710
    Accounts receivable, net                             11,417           13,518
    Inventories                                           3,536            2,958
    Prepaid expenses and other                            5,531            2,102
                                                      ---------        ---------
                 Total current assets                    59,739           67,288
                                                      ---------        ---------

Property and Equipment:

    Land and land improvements                           15,259           14,688
    Buildings, boat, barge and improvements             328,471          276,936
    Furniture, fixtures and equipment                    80,256           68,194
    Less:  accumulated depreciation                     (45,736)         (42,769)
                                                      ---------        ---------
                                                        378,250          317,049
    Construction in progress                                316           67,428
                                                      ---------        ---------
                 Net property and equipment             378,566          384,477
                                                      ---------        ---------

Other Assets:

    Goodwill, net                                        36,958           37,960
    Assets not in use                                    24,920               --
    Other                                                22,378           21,831
                                                      ---------        ---------
                                                      $ 522,561        $ 511,556
                                                      =========        =========

                LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:

    Current maturities of long-term debt              $   1,175        $   1,674
    Accounts payable                                      6,271            8,784
    Construction payables                                 2,113           27,984
    Accrued expenses and other                           37,682           46,601
                                                      ---------        ---------
                 Total current liabilities               47,241           85,043

Long-term Debt, less current maturities                 355,610          311,601

Minority Interest                                        (1,841)          (1,317)

Commitments and Contingencies

Redeemable Ownership Interests, net                      52,423           51,634

Members' Equity                                          69,128           64,595
                                                      ---------        ---------
                                                      $ 522,561        $ 511,556
                                                      =========        =========


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                    HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                     Three Months Ended June 30,        Six Months Ended June 30,
                                                        1998             1997            1998             1997
                                                     ---------        ---------        ---------        ---------
Revenues:

    Casino                                           $ 103,219        $  76,760        $ 210,059        $ 156,716
    Food and beverage                                   11,514            6,967           22,596           13,858
    Hotel                                                8,590            1,679           16,873            3,328
    Other                                                2,343            1,048            4,434            2,064
                                                     ---------        ---------        ---------        ---------
                                                       125,666           86,454          253,962          175,966
    Promotional allowances                             (14,141)          (6,474)         (28,531)         (12,926)
                                                     ---------        ---------        ---------        ---------
       Net revenues                                    111,525           79,980          225,431          163,040
                                                     ---------        ---------        ---------        ---------

Expenses:

    Casino                                              58,999           41,093          119,547           83,452
    Food and beverage                                    4,146            2,507            8,325            5,088
    Hotel                                                3,058            2,498            5,942            3,669
    Other                                                1,215              344            2,799              599
    General and administrative                          13,689           10,491           27,194           21,111
    Preopening                                              --               --              653               --
    Depreciation and amortization                        8,466            4,442           16,413            8,741
                                                     ---------        ---------        ---------        ---------
       Total expenses                                   89,573           61,375          180,873          122,660
                                                     ---------        ---------        ---------        ---------

Operating Profit Before
  and Corporate Expenses                                21,952           18,605           44,558           40,380
    Development                                            132              506              313              734
    Corporate expenses                                   2,995            2,812            6,109            5,113
                                                     ---------        ---------        ---------        ---------

Operating Income                                        18,825           15,287           38,136           34,533

Other Income (Expense):

    Interest expense, net                              (10,082)          (4,596)         (19,811)          (9,845)
    Interest income                                        452            1,164              929            2,648
    Other, net                                             (60)            (347)            (170)            (411)
    Minority interest in loss (income)
       of subsidiaries                                     (23)            (201)               1             (583)
                                                     ---------        ---------        ---------        ---------

Income Before Extraordinary Loss on
    Early Retirement of Debt                             9,112           11,307           19,085           26,342

Extraordinary Loss on Early Retirement of Debt              --           (5,243)              --           (5,243)
                                                     ---------        ---------        ---------        ---------

Net Income                                           $   9,112        $   6,064        $  19,085        $  21,099
                                                     =========        =========        =========        =========


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                    HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                  Six Months Ended June 30,
                                                                    1998             1997
                                                                 ---------        ---------
Cash provided by operating activities:

    Net income                                                   $  19,085        $  21,099
    Adjustments to reconcile net income to
       net cash provided by operating activities:

          Minority interest in (loss) income of subsidiary              (1)             583
          Depreciation and amortization                             16,413            8,741
          Amortization of debt discount, deferred
              finance charges and other                              1,366            1,347
          Extraordinary loss on early retirement of debt                --            5,243
          Loss on sale of property and equipment                        48               --
          Provision for doubtful accounts                            5,224            3,127
          Increase in redeemable ownership interests                 2,495            1,272
          Net change in assets and liabilities                     (21,088)          (5,315)
                                                                 ---------        ---------
                 Net cash provided by operating activities          23,542           36,097
                                                                 ---------        ---------

Cash flows from investing activities:

    Purchases of property and equipment                            (34,951)         (84,392)
    Proceeds from sale of property and equipment                       392               --
    Decrease in escrow funds                                            --           42,235
    Increase (decrease) in construction payables                   (25,871)           8,414
    Decrease in other assets                                        (2,172)            (471)
                                                                 ---------        ---------
                 Net cash used in investing activities             (62,602)         (34,214)
                                                                 ---------        ---------

Cash flows from financing activities:
    Proceeds from debt and warrants, net of debt issue
       costs of $3,400                                                  --          156,438
    Proceeds from other long-term debt                              45,000               --
    Payments on debt, including early retirement
       premium and penalties                                        (1,775)         (97,627)
    Distribution to minority shareholders                             (523)            (702)
    Capital distributions                                          (13,097)          (9,049)
                                                                 ---------        ---------
                 Net cash provided by financing activities          29,605           49,060
                                                                 ---------        ---------

Net change in cash and cash equivalents                             (9,455)          50,943
Cash and cash equivalents, beginning of period                      48,710           79,159
                                                                 ---------        ---------
Cash and cash equivalents, end of period                         $  39,255        $ 130,102
                                                                 =========        =========


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                    HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.       Introduction:

The accompanying unaudited Consolidated Condensed Financial Statements of Horseshoe Gaming, L.L.C., a Delaware limited liability company, have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and disclosures necessary for complete financial statements in conformity with generally accepted accounting principles. The consolidated condensed balance sheet at December 31, 1997 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal, recurring adjustments) which management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations.

2.      Commitments and  Contingencies:

Construction

The Company has substantially completed the expansion of its casino facilities in both Tunica, Mississippi, and Bossier City, Louisiana at a total estimated cost of approximately $314 million.

The Horseshoe Bossier City's new riverboat casino facility replaced the existing riverboat casino facility (the "Queen of the Red"). The Queen of the Red, along with related gaming equipment, is included in assets not in use in the Consolidated Condensed Balance Sheets at June 30, 1998. Management currently intends to use the Queen of the Red, and the related gaming equipment, in conjunction with the Company's proposed riverboat gaming facility in Vicksburg, Mississippi.

Legal

The Company and its subsidiaries, during the normal course of operating their business, become engaged in various litigation and other legal disputes. In the opinion of the Company's management, the ultimate disposition of such disputes will not have a material impact on the Company's operations.

3.      Distribution:

In June 1998, the Company paid a $3.7 million, non-tax distribution to its members.

                          ROBINSON PROPERTY GROUP, L.P.

                            CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                    June 30,        December 31,
                                                      1998             1997
                                                   ---------        ---------
                                                   (Unaudited)
                     ASSETS

Current Assets:

    Cash and cash equivalents                      $  18,541        $  23,159
    Accounts receivable, net                           8,327           10,718
    Inventories                                        1,871            1,424
    Prepaid expenses and other                         2,296              505
                                                   ---------        ---------
                 Total current assets                 31,035           35,806
                                                   ---------        ---------

Property and Equipment:

    Land and land improvements                         3,169            4,110
    Buildings, barge and improvements                137,855          131,154
    Furniture, fixtures and equipment                 36,373           32,670
    Less:  accumulated depreciation                  (25,981)         (19,066)
                                                   ---------        ---------
                 Net property and equipment          151,416          148,868
                                                   ---------        ---------

Other Assets:

    Goodwill, net                                     19,070           19,670
    Other                                              4,979            4,739
                                                   ---------        ---------
                                                   $ 206,500        $ 209,083
                                                   =========        =========

           LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:

    Accounts payable                               $   2,635        $   4,941
    Construction payables                              1,301            9,228
    Due to affiliates                                 14,205           10,315
    Accrued expenses and other                        10,616            9,901
                                                   ---------        ---------
                 Total current liabilities            28,757           34,385
                                                   ---------        ---------

Long-term Debt                                        85,400           85,400

Commitments and Contingencies

Partners' Capital                                     92,343           89,298
                                                   ---------        ---------
                                                   $ 206,500        $ 209,083
                                                   =========        =========



                     The accompanying notes are an integral
                  part of these condensed financial statements.

                          ROBINSON PROPERTY GROUP, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                 Three Months Ended June 30,       Six Months Ended June 30,
                                                    1998             1997             1998             1997
                                                 ---------        ---------        ---------        ---------
Revenues:

    Casino                                       $  51,976        $  39,739        $ 105,295        $  80,236
    Food and beverage                                5,025            3,106           10,133            6,278
    Hotel                                            3,252              829            6,229            1,651
    Other                                            1,394              634            2,530            1,230
                                                 ---------        ---------        ---------        ---------
                                                    61,647           44,308          124,187           89,395
    Promotional allowances                          (7,254)          (3,134)         (14,144)          (6,558)
                                                 ---------        ---------        ---------        ---------
       Net revenues                                 54,393           41,174          110,043           82,837
                                                 ---------        ---------        ---------        ---------

Expenses:

    Casino                                          28,937           20,379           57,553           40,541
Food and beverage                                    1,165              945            2,546            1,754
    Hotel                                              924              791            1,808            1,512
    Other                                              867              232            1,969              375
    General and administrative                       5,646            4,437           11,024            8,953
    Depreciation and amortization                    3,822            1,845            7,466            3,653
                                                 ---------        ---------        ---------        ---------
          Total expenses                            41,361           28,629           82,366           56,788
                                                 ---------        ---------        ---------        ---------

Operating Profit Before Corporate Expenses          13,032           12,545           27,677           26,049
    Corporate expenses                               1,498            1,497            3,055            2,737
                                                 ---------        ---------        ---------        ---------
Operating Income                                    11,534           11,048           24,622           23,312

Other Income (Expense):

    Interest expense, net                           (2,731)            (936)          (5,493)          (1,538)
    Interest income                                    137              160              278              360
    Other, net                                          (5)            (342)              (9)            (346)
                                                 ---------        ---------        ---------        ---------

Net Income                                       $   8,935        $   9,930        $  19,398        $  21,788
                                                 =========        =========        =========        =========



                     The accompanying notes are an integral
                  part of these condensed financial statements.

                          ROBINSON PROPERTY GROUP, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                 Six Months Ended June 30,
                                                                   1998            1997
                                                                 --------        --------
Cash provided by operating activities:

    Net income                                                   $ 19,398        $ 21,788
    Adjustments to reconcile net income
       to net cash provided by operating activities:

          Depreciation and amortization                             7,466           3,653
          Provision for doubtful accounts                           4,157           2,339
          Amortization of debt discounts,
              deferred finance charges and other                      469             274
          Net change in assets and liabilities                     (5,832)         (2,960)
                                                                 --------        --------
                 Net cash provided by operating activities         25,658          25,094
                                                                 --------        --------

Cash flows from investing activities:

    Purchases of property and equipment                           (10,405)        (26,692)
    Decrease in construction payables                              (7,925)           (657)
    Increase in other assets                                         (545)           (827)
                                                                 --------        --------
                 Net cash used in investing activities            (18,875)        (28,176)
                                                                 --------        --------

Cash flows from financing activities:

    Proceeds from debt                                                 --           6,400
    Capital distributions                                         (15,244)         (7,294)
    Changes in due to/from affiliates                               3,843             456
                                                                 --------        --------
                 Net cash used in financing activities            (11,401)           (438)
                                                                 --------        --------

Net change in cash and cash equivalents                            (4,618)         (3,520)
Cash and cash equivalents, beginning of period                     23,159          22,858
                                                                 --------        --------

Cash and cash equivalents, end of period                         $ 18,541        $ 19,338
                                                                 ========        ========



                     The accompanying notes are an integral
                  part of these condensed financial statements.

                          ROBINSON PROPERTY GROUP, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.       Introduction:

The accompanying unaudited Condensed Financial Statements of Robinson Property Group, L.P., have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and disclosures for complete financial statements in conformity with generally accepted accounting principles. The condensed balance sheet at December 31, 1997 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal, recurring adjustments) which management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations.

2.      Commitments and Contingencies:

Construction

As of June 30, 1998, the Horseshoe Casino Center expansion project was substantially complete. The total amount incurred and placed in service was $108.9 million with remaining commitments of $1.1 million.

Legal

The Partnership, during the normal course of operating its business, becomes engaged in various litigation and other legal disputes. In the opinion of the Partnership's management, the ultimate disposition of such disputes will not have a material impact on the Partnership's operations.

                  NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                  June 30,        December 31,
                                                    1998            1997
                                                 ---------        ---------
                                                 (Unaudited)

                   ASSETS

Current Assets:

    Cash and cash equivalents                    $  17,911        $  16,143
    Accounts receivable, net                         3,041            2,589
    Inventories                                      1,665            1,535
    Prepaid expenses and other                       3,010            1,329
                                                 ---------        ---------
                 Total current assets               25,627           21,596
                                                 ---------        ---------

Property and Equipment:

    Land and land improvements                      12,091           10,579
    Buildings, boat and improvements               190,614          145,781
    Furniture, fixtures and equipment               43,252           34,914
    Less:  accumulated depreciation                (19,462)         (23,452)
                                                 ---------        ---------
                                                   226,495          167,822
    Construction in progress                           234           67,428
                                                 ---------        ---------
          Net property and equipment               226,729          235,250
                                                 ---------        ---------

Other Assets:

    Goodwill, net                                   17,888           18,290
    Assets not in use                               24,920               --
    Other                                           13,208           12,137
                                                 ---------        ---------
                                                 $ 308,372        $ 287,273
                                                 =========        =========

         LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:

    Current maturities of long-term debt         $  13,828        $  15,003
    Accounts payable                                 3,526            3,568
    Due to affiliates                               17,450           12,796
    Construction payables                              811           18,757
    Accrued expenses and other                      17,137            9,793
                                                 ---------        ---------
                 Total current liabilities          52,752           59,917

Long-term Debt, less current maturities            229,272          199,989

Minority Interest                                   (1,841)          (1,317)

Commitments and Contingencies

Partners' Capital                                   28,684           28,189
                                                 ---------        ---------

                                                 $ 308,372        $ 287,273
                                                 =========        =========


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                  NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                 Three Months Ended June 30,       Six Months Ended June 30,
                                                   1998              1997            1998             1997
                                                 ---------        ---------        ---------        ---------
Revenues:

    Casino                                       $  51,243        $  37,021        $ 104,764        $  76,480
    Food and beverage                                6,489            3,861           12,463            7,580
    Hotel                                            5,338              850           10,644            1,677
    Other                                              949              414            1,904              834
                                                 ---------        ---------        ---------        ---------
                                                    64,019           42,146          129,775           86,571
    Promotional allowances                           6,887            3,340           14,387            6,368
                                                 ---------        ---------        ---------        ---------
       Net revenues                                 57,132           38,806          115,388           80,203
                                                 ---------        ---------        ---------        ---------

Expenses:

    Casino                                          30,062           20,714           61,994           42,911
    Food and beverage                                2,981            1,562            5,779            3,334
    Hotel                                            2,134            1,707            4,134            2,157
    Other                                              348              112              830              224
    General and administrative                       8,043            5,359           16,170           11,323
    Preopening                                          --               --              653               --
    Depreciation and amortization                    4,637            2,592            8,936            5,078
                                                 ---------        ---------        ---------        ---------
       Total expenses                               48,205           32,046           98,496           65,027
                                                 ---------        ---------        ---------        ---------

Operating Profit Before Corporate Expenses           8,927            6,760           16,892           15,176
    Corporate expenses                               1,498            1,410            3,055            2,611
                                                 ---------        ---------        ---------        ---------
Operating Income                                     7,429            5,350           13,837           12,565

Other Income (Expense):

    Interest expense, net                           (7,533)          (2,977)         (14,742)          (6,076)
    Interest income                                    211              220              418              467
    Other, net                                          (5)              (4)              (9)              (9)
    Minority interest in loss (income)
       of subsidiary                                   (23)            (201)               1             (583)
                                                 ---------        ---------        ---------        ---------

Net Income (Loss)                                $      79        $   2,388        $    (495)       $   6,364
                                                 =========        =========        =========        =========





              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                  NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                 Six Months Ended June 30,
                                                                 ------------------------
                                                                   1998            1997
                                                                 --------        --------
Cash provided by operating activities:

    Net income (loss)                                            $   (495)       $  6,364
    Adjustments to reconcile net (loss) income to net
       cash provided by operating activities:

          Minority interest in (loss) income of subsidiary             (1)            583
          Depreciation and amortization                             8,937           5,078
          Provision for doubtful accounts                           1,067             788
          Amortization of debt discounts,
              deferred finance costs and other                      1,088             523
          Loss on sale of property and equipment                       28              --
          Net change in assets and liabilities                      3,972           3,341
                                                                 --------        --------
                 Net cash provided by operating activities         14,596          16,677
                                                                 --------        --------

Cash flows from investing activities:

    Purchase of property and equipment                            (24,375)        (57,626)
    Proceeds from sale of property and equipment                      383              --
    (Decrease) increase in construction payables                  (17,946)          9,071
    Increase in other assets                                       (3,073)         (1,235)
                                                                 --------        --------
                 Net cash used in investing activities            (45,011)        (49,790)
                                                                 --------        --------

Cash flows from financing activities:

    Proceeds from debt                                             36,533          46,400
    Payments on debt                                               (8,425)         (8,310)
    Capital distributions                                              --          (2,226)
    Distributions to minority shareholders                           (523)           (702)
    Increase in due to affiliates                                   4,598           2,564
                                                                 --------        --------
                 Net cash provided by financing activities         32,183          37,726
                                                                 --------        --------

Net change in cash and cash equivalents                             1,768           4,613
Cash and cash equivalents, beginning of period                     16,143          14,913
                                                                 --------        --------
Cash and cash equivalents, end of period                         $ 17,911        $ 19,526
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

                  NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       Introduction:

The accompanying unaudited Consolidated Condensed Financial Statements of New Gaming Capital Partnership and Subsidiary have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and disclosures necessary for complete financial statements in conformity with generally accepted accounting principles. The consolidated condensed balance sheet at December 31, 1997 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal, recurring adjustments) which management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations.

2.      Commitments and Contingencies:

Construction

As of June 30, 1998, the Horseshoe Bossier City expansion project was substantially complete. The total amount incurred and placed in service was $202.6 million with remaining commitments of $1.4 million.

The Horseshoe Bossier City's new riverboat casino facility replaced the existing riverboat casino facility (the "Queen of the Red"). The Queen of the Red, along with related gaming equipment, is included in assets not in use in the Consolidated Condensed Balance Sheets at June 30, 1998. Management currently intends to use the Queen of the Red, and the related gaming equipment, in conjunction with the Company's proposed riverboat gaming facility in the Vicksburg, Mississippi.

Legal

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

PART I            FINANCIAL INFORMATION

ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis provides information which Management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Horseshoe Gaming, L.L.C. (the "Company"). The discussion should be read in conjunction with the Consolidated Condensed Financial Statements and notes thereto.

RESULTS OF OPERATIONS

Three months ended June 30, 1998 and 1997

Net revenues for the three months ended June 30, 1998 were $111.6, compared to $80.0 for the comparable periods in 1997. Operating income increased to $18.8 million for the three months ended June 30, 1998, from $15.3 million for the comparable 1997 period. The increase in net revenues and operating income occurred as a result of an increase in gaming capacity from the completion of the significant expansions that occurred at both the Horseshoe Casino Center and Horseshoe Bossier City.

The Horseshoe Casino Center

The Horseshoe Casino Center contributed net revenues and operating profit before corporate expenses of $54.4 million and $13.0 million, respectively, for the quarter ended June 30, 1998 and $41.2 million and $12.5 million, respectively, for the quarter ended June 30, 1997.

The Horseshoe Casino Center's net revenues include casino revenues and non-casino revenues of $52.0 million and $2.4 million, respectively, for the quarter ended June 30, 1998 and $39.7 million and $1.5 million, respectively, for the quarter ended June 30, 1997. The increase in net revenues for the quarter ended June 30, 1998 compared to the prior year period is due largely to an increase in total revenue and primarily in slot revenue, resulting from the recently completed expansion at such property. The increase in slot revenues was partially offset by a lower than normal win percentage in table games for the three months ended June 30, 1998. Casino revenue per day increased approximately 30.7% in 1998 to $571,000 from $437,000 in 1997.

The increase of $4.1 million in promotional allowances for the quarter ended June 30, 1998 compared to the prior year period is due largely to an increase in the pricing structure of non-casino services. The recently completed expansion of the property provided management with an opportunity to increase the retail cost of hotel and food prices. Of the $4.1 million increase over the prior year period, $1.7 million is caused by an increase in prices. The remaining increase is caused by an increase in overall volume, mainly in hotel rooms and entertainment which was not present during 1997.

The Horseshoe Casino Center's margin for operating profit before corporate expenses for the quarter ended June 30, 1998 was 24.0%, compared with 30.5% for the quarter ended June 30, 1997. The margin reduction of 6.5 percentage points was primarily caused by an increase in depreciation and amortization expense due to the expansion of the casino facility. The margin was also affected by an increase in bad debt reserves due to increases in total gaming receivables and a reduction in win percentage in table games as discussed above.

The Horseshoe Bossier City

The Horseshoe Bossier City contributed net revenues and operating profit before corporate expenses of $57.1 million and $8.9 million, respectively, for the quarter ended June 30, 1998 and $38.8 million and $6.8 million, respectively, for the quarter ended June 30, 1997.

The Horseshoe Bossier City's net revenues include casino revenues and non-casino revenues of $51.2 million and $5.9 million, respectively, for the quarter ended June 30, 1998 and $37.0 million and $1.8 million, respectively, for the quarter ended June 30, 1997. The increase in net revenues for the quarter ended June 30, 1998 compared to the prior year period is due largely to an increase in total revenue and primarily in casino revenue, resulting from the recently completed expansion at such property. Casino revenue per day increased approximately 38.3% in 1998 to $563,000 from $407,000 in 1997.

The increase of $3.5 million in promotional allowances for the quarter ended June 30, 1998 compared to the prior year period is due largely to an increase in the pricing structure of non-casino services. The recently completed expansion of the property provided management with an opportunity to increase the retail cost of hotel and food prices. Of the $3.5 million increase over the prior year period, $1.6 million is caused by an increase in prices. The remaining increase is caused by an increase in overall volume, mainly in hotel rooms.

The Horseshoe Bossier City's margin for operating profit before corporate expenses for the quarter ended June 30, 1998 was 15.6%, compared with 17.4% for the quarter ended June 30, 1997. The margin reduction of 1.8 percentage points was primarily caused by an increase in depreciation and amortization expense due to the expansion of the casino facility.

Other Factors Affecting Earnings

The increase in net interest expense of $6.2 million for the three months ended June 30, 1998, compared with the prior year period ended June 30, 1997, is mainly due to the increase in the total amount of debt outstanding and the fact that approximately $2.7 million of construction period interest related to the now completed expansion programs Horseshoe Casino Center and Horseshoe Bossier City was capitalized in the three months ended June 30, 1997. Total debt outstanding increased to $356.7 million as of June 30, 1998 from $297.6 million as of June 30, 1997. The increased borrowings were necessary to fund a major portion of the construction.

Six months ended June 30, 1998 and 1997

Net revenues for the six months ended June 30, 1998 were $225.4, compared to $156.7 for the comparable period in 1997. Operating income increased to $38.1 million for the six months ended June 30, 1998, from $34.5 million for the comparable 1997 period. The increase in net revenues and operating income occurred as a result of an increase in gaming capacity from the completion of the significant expansions that occurred at both the Horseshoe Casino Center and Horseshoe Bossier City.

The Horseshoe Casino Center

The Horseshoe Casino Center contributed net revenues and operating profit before corporate expenses of $110.0 million and $27.7 million, respectively, for the six months ended June 30, 1998 and $82.8 million and $26.0 million, respectively, for the six months ended June 30, 1997.

The Horseshoe Casino Center's net revenues include casino revenues and non-casino revenues of $105.3 million and $4.7 million, respectively, for the six months ended June 30, 1998 and $80.2 million and $2.6 million, respectively, for the six months ended June 30, 1997. The increase in net revenues for the six months ended June 30, 1998 compared to the prior year period is due largely to an increase in total revenue and primarily in slot revenue, resulting from the recently completed expansion at such property. The increase in slot revenue was partially offset by a lower than normal win percentage in table games for the six months ended June 30, 1998. Casino revenue per day increased approximately 31.4% in 1998 to $582,000 from $443,000 in 1997.

The increase of $8.0 million in promotional allowances for the quarter ended June 30, 1998 compared to the prior year period is due largely to an increase in the pricing structure of non-casino services. The recently completed expansion of the property provided management with an opportunity to increase the retail cost of hotel and food prices. Of the $8.0 million increase over the prior year period, $3.3 million is caused by an increase in prices. The remaining increase is caused by an increase in overall volume, mainly in hotel rooms and entertainment which was not present during 1997.

The Horseshoe Casino Center's margin for operating profit before corporate expenses for the six months ended June 30, 1998 was 25.2%, compared with 31.4% for the six months ended June 30, 1997. The margin reduction of 6.2 percentage points was primarily caused by an increase in depreciation and amortization expense due to the expansion of the casino facility. The margin was also affected by an increase in bad debt reserves due to increases in total gaming receivables and the reduction in win percentage in table games as mentioned above.

The Horseshoe Bossier City

The Horseshoe Bossier City contributed net revenues and operating profit before corporate expenses and preopening expenses of $115.4 million and $17.5 million, respectively, for the six months ended June 30, 1998 and $80.2 million and $15.2 million, respectively, for the six months ended June 30, 1997.

The Horseshoe Bossier City's net revenues include casino revenues and non-casino revenues of $104.8 million and $10.6 million, respectively, for the six months ended June 30, 1998 and $76.5 million and $3.7 million, respectively, for the six months ended June 30, 1997. The increase in net revenues for the six months ended June 30, 1998 compared to the prior year period is due largely to an increase in total revenue and primarily in casino revenue, resulting from the recently completed expansion at such property. Casino revenue per day increased approximately 36.9% in 1998 to $579,000 from $423,000 in 1997.

The increase of $7.6 million in promotional allowances for the quarter ended June 30, 1998 compared to the prior year period is due largely to an increase in the pricing structure of non-casino services. The recently completed expansion of the property provided management with an opportunity to increase the retail cost of hotel and food prices. Of the $7.6 million increase over the prior year period, $3.6 million is caused by an increase in prices. The remaining increase is caused by an increase in overall volume, mainly in hotel rooms.

The Horseshoe Bossier City's margin for operating profit before corporate expenses and preopening expenses for the six months ended June 30, 1998 was 15.2%, compared with 18.9% for the six months ended June 30, 1997. The margin reduction of 3.7 percentage points was primarily caused by an increase in depreciation and amortization expense due to the expansion of the casino facility. Additionally, the casino enjoyed a higher than normal win percentage in slots for the six months ended June 30, 1997.

Other Factors Affecting Earnings

Corporate expenses increased approximately $1.0 million during 1998 primarily due to a non-cash charge to compensation expense to reflect the increased value of redeemable ownership interests in the Company. Certain of the Company's employees have ownership interests that are subject to provisions which require the Company to repurchase these ownership interests in the event of the termination of the employment relationship at a price based on the then fair market value of the Company determined by agreement or an independent appraisal.

The increase in net interest expense of $11.7 million for the six months ended June 30, 1998, compared with the prior year period ended June 30, 1997, is mainly due to the increase in the total amount of debt outstanding and the fact that approximately $4.7 million of construction period interest related to the now completed expansion programs at Horseshoe Casino Center and Horseshoe Bossier City was capitalized in the six months ended June 30, 1997. Total debt outstanding increased to $356.7 million as of June 30, 1998 from $227.2 million as of June 30, 1997. The increased borrowings were necessary to fund a major portion of the construction.

LIQUIDITY AND CAPITAL RESOURCES

DEVELOPMENT

Tunica, Mississippi

Horseshoe Casino Center has substantially completed the expansion of its casino facility at a cost of approximately $110 million, of which approximately $108 million had been incurred and placed in service as of June 30, 1998. The newly expanded casino complex, which was completed on January 21, 1998, includes an additional 15,000 square feet of gaming space (the gaming facility now includes 1,503 slot machines, 64 table games and 12 poker tables), 312 hotel suites (in addition to the existing 195 room hotel facility), a multi-level, 1,100 space parking garage and Bluesville, an entertainment facility which accommodates approximately 1,000 customers. Additional facilities include a health club, an additional restaurant, a new, relocated and expanded buffet, a remodeled steak house and meeting room facilities.

Bossier City, Louisiana

Horseshoe Bossier City has substantially completed the expansion of its entire casino facility at a cost of approximately $204 million, of which approximately $203 million had been incurred and placed in service as of June 30, 1998. The newly expanded casino facility, which was completed on January 28, 1998, features a new riverboat casino facility (with approximately 40% more gaming positions and including a total of 1,343 slot machines, 58 table games and 11 poker tables), a 25 story hotel tower with 606 suites, meeting room facilities, a health club, the renovation and expansion of existing dockside facilities, the addition of two specialty restaurants, the complete renovation and expansion of the existing buffet, as well as the recently completed 1,100 space parking garage, administration building and remodeled existing steak house restaurant.

The Horseshoe Bossier City's new riverboat casino facility replaced the existing riverboat casino facility (the "Queen of the Red"). The Queen of the Red, along with related gaming equipment, is included in assets not in use in the Consolidated Condensed Balance Sheets at June 30, 1998. Management intends to use the Queen of the Red, and the related gaming equipment, in conjunction with the Company's proposed riverboat gaming facility in Vicksburg, Mississippi.

OTHER ITEMS

Cash and cash equivalents totaled $39.3 million as of June 30, 1998. Management believes that the Company's cash and cash equivalents on hand, cash from operations and additional borrowings under its Amended and Restated Credit Facility will be adequate to meet the Company's existing obligations when they become due.

Since December 31, 1997 the Company borrowed an additional $45 million under the Amended and Restated Credit Facility. The borrowings were used to fund the completion of the of the Horseshoe Bossier City and Horseshoe Casino Center.

During the second quarter of 1998, the Company paid a non-tax distribution of $3.7 million to its members.

During the first quarter of 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. There was no impact of such adoption on the Company's consolidated financial statements, as total comprehensive income is the same as net income for all periods presented.

PART II           OTHER INFORMATION

ITEM 5            OTHER EVENTS

                  Effective July 31, 1998, Walter J. Haybert retired as Treasurer and Chief Financial Officer of Horseshoe Gaming, Inc., the Company's Manager, upon the expiration of his employment contract. Kirk C. Saylor has been appointed as interim Chief Financial Officer.

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

                                    HORSESHOE GAMING, L.L.C.
                                    a Delaware limited liability company

                                    By:      Horseshoe Gaming, Inc.,
                                             a Nevada corporation
                                    Its:     Manager




Date:    August   12, 1998          By:/s/ Kirk C. Saylor
                                       -----------------------------------------
                                       Interim Chief Financial Officer
                                       of Horseshoe Gaming, Inc.

                                  EXHIBIT INDEX

Exhibit
Number              Description
------              -----------
27.1                Financial Data Schedule-Horseshoe Gaming L.L.C. and Subsidiaries
