Form 10-Q
period 1998-09-30
HORSESHOE GAMING LLC
filed 1998-11-13
CIK 1005732

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended      September 30, 1998
                                    ----------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the Transition Period From                   to
                                    ------------------   ------------------

     Commission File Number
                            ------------------


                            HORSESHOE GAMING, L.L.C.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                         88-0343515
--------------------------------------------------------------------------------
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                         Identification No.)


4024 Industrial Road Las Vegas, Nevada                           89103
--------------------------------------------------------------------------------
(Address of principal executive office)                        (ZIP CODE)


                                 (702) 650-0080
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

                   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        QUARTER ENDED SEPTEMBER 30, 1998

                                    INDEX


PART I  FINANCIAL INFORMATION

ITEM 1  Financial Statements:

      Horseshoe Gaming, L. L. C. and Subsidiaries:
         Consolidated Condensed Balance Sheets
              at September 30, 1998 and December 31, 1997..................................  3
         Consolidated Condensed Statements of Operations
              for the three and nine months ended September 30, 1998 and 1997..............  4
         Consolidated Condensed Statements of Cash Flows
              for the nine months ended September 30, 1998 and 1997........................  5
         Notes to Consolidated Condensed Financial Statements..............................  6

      Robinson Property Group, L.P.:
         Condensed Balance Sheets
              at September 30, 1998 and December 31, 1997..................................  7
         Condensed Statements of Operations
              for the three and nine months ended September 30, 1998 and 1997..............  8
         Condensed Statements of Cash Flows
              for the nine months ended September 30, 1998 and 1997........................  9
         Notes to Condensed Financial Statements........................................... 10

      New Gaming Capital Partnership and Subsidiary:
         Consolidated Condensed Balance Sheets
              at September 30, 1998 and December 31, 1997.................................. 11
         Consolidated Condensed Statements of Operations
              for the three and nine months ended September 30, 1998 and 1997.............. 12
         Consolidated Condensed Statements of Cash Flows
              for the nine months ended September 30, 1998 and 1997........................ 13
         Notes to Consolidated Condensed Financial Statements.............................. 14

ITEM 2   Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................................... 15

PART II  OTHER INFORMATION

ITEM 6   Exhibits and reports on Form 8-K.................................................. 19

SIGNATURES ................................................................................ 20

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                    HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                            September 30,    December 31,
                                                                 1998           1997
                                                            -------------    ------------
                                                             (Unaudited)
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                  $  39,915       $  48,710
   Accounts receivable, net                                      11,403          13,518
   Inventories                                                    3,674           2,958
   Prepaid expenses and other                                     4,923           2,102
                                                              ---------       ---------
              Total current assets                               59,915          67,288
                                                              ---------       ---------
Property and Equipment:
   Land and land improvements                                    15,270          14,688
   Buildings, boat, barge and improvements                      330,826         276,936
   Furniture, fixtures and equipment                             81,222          68,194
   Less:  accumulated depreciation                              (53,569)        (42,769)
                                                              ---------       ---------
                                                                373,749         317,049
   Construction in progress                                         872          67,428
                                                              ---------       ---------
              Net property and equipment                        374,621         384,477
                                                              ---------       ---------
Other Assets:
   Goodwill, net                                                 36,541          37,960
   Assets not in use                                             12,000            --
   Other                                                         33,866          21,831
                                                              ---------       ---------
                                                              $ 516,943       $ 511,556
                                                              =========       =========

                         LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
   Current maturities of long-term debt                       $   1,175       $   1,674
   Accounts payable                                               4,818           8,784
   Construction payable                                           1,192          27,984
   Accrued expenses and other                                    35,823          46,601
                                                              ---------       ---------
              Total current liabilities                          43,008          85,043

Long-term Debt, less current maturities                         357,411         311,601

Minority Interest                                                (2,522)         (1,317)

Commitments and Contingencies

Redeemable Ownership Interests, net                              52,858          51,634

Members' Equity                                                  66,188          64,595
                                                              ---------       ---------
                                                              $ 516,943       $ 511,556
                                                              =========       =========


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                    HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                               Three Months Ended              Nine Months Ended
                                                  September 30,                  September  30,
                                            -------------------------       -------------------------
                                               1998            1997            1998           1997
                                            ---------       ---------       ---------       ---------
Revenues:
   Casino                                   $ 111,839       $  80,569       $ 321,898       $ 237,285
   Food and beverage                           13,277           7,648          35,873          21,506
   Hotel                                        9,579           1,698          26,452           5,026
   Other                                        2,540           1,031           6,974           3,095
                                            ---------       ---------       ---------       ---------
                                              137,235          90,946         391,197         266,912
   Promotional allowances                     (17,022)         (7,168)        (45,553)        (20,094)
                                            ---------       ---------       ---------       ---------
      Net revenues                            120,213          83,778         345,644         246,818
                                            ---------       ---------       ---------       ---------

Expenses:
   Casino                                      63,412          43,500         182,959         126,952
   Food and beverage                            3,936           2,655          12,261           7,743
   Hotel                                        2,846           1,908           8,788           5,577
   Other                                        1,389             239           4,188             838
   General and administrative                  13,445          10,372          40,639          32,083
   Preopening                                    --               541             653             541
   Depreciation and amortization                8,733           4,580          25,146          13,321
                                            ---------       ---------       ---------       ---------
      Total expenses                           93,761          63,795         274,634         187,055
                                            ---------       ---------       ---------       ---------

Operating Profit Before Corporate,
  Development and Asset Write-down             26,452          19,983          71,010          59,763

   Corporate expenses                           2,801           4,020           8,910           8,533
   Development                                    134             164             447             898
   Asset Write-down                            12,911            --            12,911            --
                                            ---------       ---------       ---------       ---------
Operating Income                               10,606          15,799          48,742          50,332

Other Income (Expense):
   Interest expense, net                      (10,000)         (4,994)        (29,811)        (14,839)
   Interest income                                504           1,269           1,433           3,917
   Other, net                                      (8)             (9)           (178)           (420)
   Minority interest in loss (income)
      of subsidiaries                             597            (367)            598            (950)
                                            ---------       ---------       ---------       ---------

Income Before Extraordinary Loss on
   Early Retirement of Debt                     1,699          11,698          20,784          38,040

Extraordinary Loss on Early Retirement
  of Debt                                        (787)           --              (787)         (5,243)
                                            ---------       ---------       ---------       ---------

Net Income                                  $     912       $  11,698       $  19,997       $  32,797
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

                    HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   Nine Months Ended
                                                                      September 30,
                                                               -------------------------
                                                                  1998            1997
                                                               ---------       ---------
Cash provided by operating activities:
   Net income                                                  $  19,997       $  32,797
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Minority interest in (loss) income of subsidiary           (598)            950
         Depreciation and amortization                            25,146          13,321
         Amortization of debt discount, deferred
           finance charges and other                               2,055           1,798
         Extraordinary loss on early retirement of debt              787           5,243
         Loss on sale of property and equipment                       57             295
         Write-down of assets not in use                          12,911            --
         Provision for doubtful accounts                           8,883           4,432
         Increase in redeemable ownership interests                3,317           2,907
         Net change in assets and liabilities                    (27,909)         (4,688)
                                                               ---------       ---------
              Net cash provided by operating activities           44,646          57,055
                                                               ---------       ---------

Cash flows from investing activities:
   Purchases of property and equipment                           (38,838)       (141,945)
   Proceeds from sale of property and equipment                      392            --
   Decrease in escrow funds                                         --            42,235
   Increase (decrease) in construction payable                   (26,791)          7,300
   Increase in other assets                                      (14,793)         (1,687)
                                                               ---------       ---------
              Net cash used in investing activities              (80,030)        (94,097)
                                                               ---------       ---------
Cash flows from financing activities:
   Proceeds from debt and warrants, net of debt issue
      costs of  $3,400 in 1997                                    55,000         155,811
   Payments on debt, including early retirement
      premium and penalties                                      (10,795)        (97,639)
   Distribution to minority shareholders                            (610)         (1,112)
   Capital distributions                                         (17,006)        (11,232)
                                                               ---------       ---------
              Net cash provided by financing activities           26,589          45,828
                                                               ---------       ---------

Net change in cash and cash equivalents                           (8,795)          8,786
Cash and cash equivalents, beginning of period                    48,710          79,159
                                                               ---------       ---------
Cash and cash equivalents, end of period                       $  39,915       $  87,945
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

2. Commitments and Contingencies:

Construction

The Company has substantially completed the expansion of its casino facilities in both Tunica, Mississippi, and Bossier City, Louisiana at a total estimated cost of approximately $314.2 million.

The Horseshoe Bossier City's new riverboat casino facility replaced the existing riverboat casino facility (the "Queen of the Red"). The Queen of the Red, along with related gaming equipment, is included in assets not in use in the Consolidated Condensed Balance Sheets at September 30, 1998. During the quarter ended September 30, 1998, the Company recorded a charge of approximately $12.9 million from the write-down of the carrying value of the Queen of the Red. Management is continuing to review various options for use of the Queen of the Red up to and including a sale.

Legal

The Company and its subsidiaries, during the normal course of operating their businesses, become engaged in various litigation and other legal disputes. In the opinion of the Company's management, the ultimate disposition of such disputes will not have a material impact on the Company's, or its subsidiaries', operations.

3. Merger Agreement

On September 2, 1998 the Company agreed to acquire Empress Entertainment, Inc. ("Empress") for an estimated $609 million, including assumption of Empress' existing debt of approximately $150 million. The Company intends to obtain the funds for the remainder of the purchase price (approximately $459 million) from borrowings of new long-term debt. The Company has made a down payment of $10 million towards the purchase price. The agreement is subject to the approval of both the Illinois Gaming Board and the Indiana Gaming Commission and Empress achieving certain earnings levels as defined in the agreement. Empress owns two riverboat gaming operations: one in Hammond, Indiana with 44,000 square feet of gaming space and one in Joliet, Illinois with 36,000 square feet of gaming space.

4. Subsequent Event

On October 13, 1998 the Company was notified by Lady Luck Gaming Corp. that it was terminating the joint venture agreement to develop a casino in Vicksburg, Mississippi. Management of Lady Luck indicated that it was terminating the joint venture plans because of extended legal proceedings concerning the suitability of gaming on the nearby Big Black River.

                          ROBINSON PROPERTY GROUP, L.P.

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                            September 30, December 31,
                                                                1998          1997
                                                            ------------- ------------
                                                            (Unaudited)
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                 $  16,211     $  23,159
   Accounts receivable, net                                      8,048        10,718
   Inventories                                                   1,945         1,424
   Prepaid expenses and other                                    1,832           505
                                                             ---------     ---------
              Total current assets                              28,036        35,806
                                                             ---------     ---------
Property and Equipment:
   Land and land improvements                                    3,168         4,110
   Buildings, barge and improvements                           138,596       131,154
   Furniture, fixtures and equipment                            36,926        32,670
   Less:  accumulated depreciation                             (29,604)      (19,066)
                                                             ---------     ---------
              Net property and equipment                       149,086       148,868
                                                             ---------     ---------
Other Assets:
   Goodwill, net                                                18,853        19,670
   Other                                                         4,738         4,739
                                                             ---------     ---------
                                                             $ 200,713     $ 209,083
                                                             =========     =========

                        LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
   Accounts payable                                          $   1,937     $   4,941
   Construction payable                                           --           9,228
   Due to affiliates                                            13,184        10,315
   Accrued expenses and other                                   14,207         9,901
                                                             ---------     ---------
              Total current liabilities                         29,328        34,385
                                                             ---------     ---------

Long-term Debt                                                  70,400        85,400

Commitments and Contingencies

Partners' Capital                                              100,985        89,298
                                                             ---------     ---------
                                                             $ 200,713     $ 209,083
                                                             =========     =========

                 The accompanying notes are an integral part of
                      these condensed financial statements.

                          ROBINSON PROPERTY GROUP, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                   Three Months Ended              Nine Months Ended
                                                      September 30,                  September 30,
                                                -------------------------       -------------------------
                                                   1998           1997            1998            1997
                                                ---------       ---------       ---------       ---------
Revenues:
   Casino                                       $  53,356       $  38,254       $ 158,651       $ 118,490
   Food and beverage                                5,531           3,190          15,664           9,468
   Hotel                                            3,475             820           9,704           2,471
   Other                                            1,457             590           3,987           1,820
                                                ---------       ---------       ---------       ---------
                                                   63,819          42,854         188,006         132,249
   Promotional allowances                          (7,863)         (3,165)        (22,007)         (9,723)
                                                ---------       ---------       ---------       ---------
      Net revenues                                 55,956          39,689         165,999         122,526
                                                ---------       ---------       ---------       ---------
Expenses:
   Casino                                          30,850          19,746          88,403          60,287
   Food and beverage                                1,213             993           3,759           2,747
   Hotel                                              889             858           2,697           2,370
   Other                                              995             116           2,964             491
   General and administrative                       5,665           4,838          16,689          14,271
   Depreciation and amortization                    3,892           2,179          11,358           5,832
   Preopening                                        --               277            --               277
                                                ---------       ---------       ---------       ---------
         Total expenses                            43,504          29,007         125,870          86,275
                                                ---------       ---------       ---------       ---------

Operating Profit Before Corporate Expenses         12,452          10,682          40,129          36,251

   Corporate expenses                               1,400           2,010           4,455           4,267
                                                ---------       ---------       ---------       ---------

Operating Income                                   11,052           8,672          35,674          31,984

Other Income (Expense):
   Interest expense, net                           (2,552)           (822)         (8,045)         (2,360)
   Interest income                                    147              89             425             449
   Other, net                                          (5)             (5)            (14)           (351)
                                                ---------       ---------       ---------       ---------
Net Income                                      $   8,642       $   7,934       $  28,040       $  29,722
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

                          ROBINSON PROPERTY GROUP, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                Nine Months Ended
                                                                  September 30,
                                                             -----------------------
                                                               1998           1997
                                                             --------       --------
Cash provided by operating activities:
   Net income                                                $ 28,040       $ 29,722
   Adjustments to reconcile net income
      to net cash provided by operating activities:
         Depreciation and amortization                         11,358          5,832
         Provision for doubtful accounts                        6,834          3,146
         Amortization of debt discounts,
           deferred finance charges and other                     704            456
         Loss on sale of assets                                  --              295
         Net change in assets and liabilities                  (4,958)        (4,705)
                                                             --------       --------
              Net cash provided by operating activities        41,978         34,746
                                                             --------       --------
Cash flows from investing activities:
   Purchases of property and equipment                        (11,698)       (48,597)
   Decrease in construction payable                            (9,226)         1,378
   Increase in other assets                                      (558)          (913)
                                                             --------       --------
              Net cash used in investing activities           (21,482)       (48,132)
                                                             --------       --------
Cash flows from financing activities:
   Proceeds from debt                                            --           13,400
   Payments on debt                                           (15,000)          --
   Capital distributions                                      (15,244)       (11,216)
   Changes in due to/from affiliates                            2,800            675
                                                             --------       --------
              Net cash used in financing activities           (27,444)         2,859
                                                             --------       --------
Net change in cash and cash equivalents                        (6,948)       (10,527)
Cash and cash equivalents, beginning of period                 23,159         22,858
                                                             --------       --------
Cash and cash equivalents, end of period                     $ 16,211       $ 12,331
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

2. Commitments and Contingencies:

Construction

As of September 30, 1998, the Horseshoe Casino Center expansion project was substantially complete at a total cost of approximately $109.8 million.

Legal

The Partnership, during the normal course of operating its business, becomes engaged in various litigation and other legal disputes. In the opinion of the Partnership's management, the ultimate disposition of such disputes will not have a material impact on the Partnership's operations.

                  NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                            September 30,  December 31,
                                                               1998            1997
                                                            ------------   -------------
                                                             (Unaudited)
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                 $  16,807       $  16,143
   Accounts receivable, net                                      3,344           2,589
   Inventories                                                   1,728           1,535
   Prepaid expenses and other                                    2,876           1,329
                                                             ---------       ---------
              Total current assets                              24,755          21,596
                                                             ---------       ---------
Property and Equipment:
   Land and land improvements                                   12,101          10,579
   Buildings, boat and improvements                            192,230         145,781
   Furniture, fixtures and equipment                            43,678          34,914
   Less:  accumulated depreciation                             (23,628)        (23,452)
                                                             ---------       ---------
                                                               224,381         167,822
   Construction in progress                                        744          67,428
                                                             ---------       ---------
              Net property and equipment                       225,125         235,250
                                                             ---------       ---------
Other Assets:
   Goodwill, net                                                17,687          18,290
   Assets not in use                                            12,000            --
   Other                                                        13,805          12,137
                                                             ---------       ---------
                                                             $ 293,372       $ 287,273
                                                             =========       =========

                        LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
   Current maturities of long-term debt                      $  18,793       $  15,003
   Accounts payable                                              2,499           3,568
   Due to affiliates                                            17,247          12,796
   Construction payable                                          1,192          18,757
   Accrued expenses and other                                   20,213           9,793
                                                             ---------       ---------
              Total current liabilities                         59,944          59,917

Long-term Debt, less current maturities                        214,702         199,989

Minority Interest                                               (2,522)         (1,317)

Commitments and Contingencies

Partners' Capital                                               21,248          28,684
                                                             ---------       ---------
                                                             $ 293,372       $ 287,273
                                                             =========       =========

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                  NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                               Three Months Ended             Nine Months Ended
                                                 September 30,                  September 30,
                                           -------------------------       -------------------------
                                              1998           1997            1998            1997
                                           ---------       ---------       ---------       ---------
Revenues:
   Casino                                  $  58,483       $  42,315       $ 163,247       $ 118,795
   Food and beverage                           7,746           4,458          20,209          12,038
   Hotel                                       6,104             878          16,748           2,555
   Other                                       1,083             441           2,987           1,275
                                           ---------       ---------       ---------       ---------
                                              73,416          48,092         203,191         134,663
   Promotional allowances                     (9,159)         (4,003)        (23,546)        (10,371)
                                           ---------       ---------       ---------       ---------
      Net revenues                            64,257          44,089         179,645         124,292
                                           ---------       ---------       ---------       ---------
Expenses:
   Casino                                     32,562          23,754          94,556          66,665
   Food and beverage                           2,723           1,662           8,502           4,996
   Hotel                                       1,957           1,050           6,091           3,207
   Other                                         394             123           1,224             347
   General and administrative                  7,780           6,134          23,950          17,812
   Preopening                                   --               265             653             265
   Depreciation and amortization               4,837           2,396          13,773           7,474
                                           ---------       ---------       ---------       ---------
      Total expenses                          50,253          35,384         148,749         100,766
                                           ---------       ---------       ---------       ---------
Operating Profit Before Corporate
   Expenses and Asset Write-down              14,004           8,705          30,896          23,526

   Corporate expenses                          1,400           2,010           4,455           4,266
   Asset write-down                           12,911            --            12,911            --
                                           ---------       ---------       ---------       ---------
Operating Income (Loss)                         (307)          6,695          13,530          19,260

Other Income (Expense):
   Interest expense, net                      (7,470)         (3,044)        (22,212)         (9,120)
   Interest income                               244             216             662             683
   Other, net                                     (5)             (5)            (14)            (14)
   Minority interest in loss (income)
      of subsidiary                              597            (367)            598            (950)
                                           ---------       ---------       ---------       ---------
Net Income (Loss)                          $  (6,941)      $   3,495       $  (7,436)      $   9,859
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

                  NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 Nine Months Ended
                                                                    September 30,
                                                               -----------------------
                                                                 1998           1997
                                                               ---------      --------
Cash provided by operating activities:
   Net income (loss)                                           $ (7,436)      $  9,859
   Adjustments to reconcile net (loss) income to net
      cash provided by operating activities:
         Minority interest in (loss) income of subsidiary          (598)           950
         Depreciation and amortization                           13,773          7,474
         Provision for doubtful accounts                          2,049          1,286
         Amortization of debt discounts,
           deferred finance costs and other                       1,634            897
         Asset write-down                                        12,911           --
         Loss on sale of property and equipment                      37           --
         Net change in assets and liabilities                     4,820            956
                                                               --------       --------
              Net cash provided by operating activities          27,190         21,422
                                                               --------       --------

Cash flows from investing activities:
   Purchase of property and equipment                           (26,936)       (93,256)
   Proceeds from sale of property and equipment                     383           --
   (Decrease) increase in construction payables                 (17,565)         5,922
   Increase in other assets                                      (4,674)        (3,012)
                                                               --------       --------
              Net cash used in investing activities             (48,792)       (90,346)
                                                               --------       --------

Cash flows from financing activities:
   Proceeds from debt                                            36,533         80,400
   Payments on debt                                             (18,030)       (15,599)
   Capital distributions                                           --           (2,002)
   Distributions to minority partners                              (610)        (1,112)
   Increase in due to affiliates                                  4,373          2,860
                                                               --------       --------
              Net cash provided by financing activities          22,266         64,547
                                                               --------       --------

Net change in cash and cash equivalents                             664         (4,377)
Cash and cash equivalents, beginning of period                   16,143         14,913
                                                               --------       --------
Cash and cash equivalents, end of period                       $ 16,807       $ 10,536
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

2. Commitments and Contingencies:

Construction

As of September 30, 1998, the Horseshoe Bossier City expansion project was substantially complete at a total cost of approximately $204.4 million. The Horseshoe Bossier City has also begun an expansion of their current parking facility to include an additional 1,000 spaces, as well as a temporary entertainment facility. The total projected cost of the additional parking and entertainment facility is estimated to be approximately $12 million and is expected to be substantially completed in the first quarter of 1999.

The Horseshoe Bossier City's new riverboat casino facility replaced the existing riverboat casino facility (the "Queen of the Red"). The Queen of the Red, along with related gaming equipment, is included in assets not in use in the Consolidated Condensed Balance Sheets at September 30, 1998. During the quarter ended September 30, 1998, the Company recorded a charge of approximately $12.9 million from the write-down of the carrying value of the Queen of the Red. Management is continuing to review various options for use of the Queen of the Red up to and including a sale.

Legal

The Partnership and its subsidiary, during the normal course of operating their businesses, become engaged in various litigation and other legal disputes. In the opinion of the Partnership's management, the ultimate disposition of such disputes will not have a material impact on the Partnership's, or its subsidiary's, operations.

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

This Quarterly Report on Form 10-Q contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which generally can be identified by the use of such terms such as "may," "expect," "anticipate," "believe," "continue," or similar variations or the negative thereof. These forward looking statements are subject to certain risks and uncertainties, such as changes in the economy or market conditions, the Company's ability to obtain financing and complete construction and acquisitions in a timely and cost-effective manner, changes in government policy or regulations and other factors discussed in the Company's Annual report on Form 10-K for the year ended December 31, 1997, which could cause actual results to differ materially.

RESULTS OF OPERATIONS

Three months ended September 30, 1998 and 1997
----------------------------------------------

Net revenues for the three months ended September 30, 1998 were $120.2 million, compared to $83.8 million for the comparable period in 1997. Operating profit before corporate expenses, development and asset write-down increased to $26.5 million for the three months ended September 30, 1998, from $20.0 million for the comparable 1997 period. The increase in net revenues and operating profit before corporate expenses, development and asset write-down occurred as a result of an increase in gaming capacity from the completion of the significant expansions that occurred at both the Horseshoe Casino Center and Horseshoe Bossier City.

The Horseshoe Casino Center

The Horseshoe Casino Center contributed net revenues and operating profit before corporate expenses of $56.0 million and $12.5 million, respectively, for the quarter ended September 30, 1998 and $39.7 million and $10.7 million, respectively, for the quarter ended September 30, 1997.

The Horseshoe Casino Center's net revenues include casino revenues and non-casino revenues of $53.4 million and $2.6 million, respectively, for the quarter ended September 30, 1998 and $38.3 million and $1.4 million, respectively, for the quarter ended September 30, 1997. The increase in net revenues for the quarter ended September 30, 1998 compared to the prior year period is due largely to an increase in total revenue and primarily in slot revenue, resulting from the recently completed expansion at the property. The increase in slot revenues was partially offset by a lower than normal win percentage in table games for the three months ended September 30, 1998. Casino revenue per day increased approximately 39% in 1998 to $580,000 from $416,000 in 1997.

The increase of $4.7 million in promotional allowances for the quarter ended September 30, 1998 compared to the prior year period is due largely to an increase in the pricing structure of non-casino services. Of the $4.7 million increase over the prior year period, $1.9 million is caused by an increase in the retail value of goods and services provided to customers. The majority of the remaining increase is caused by an increase in overall volume, mainly in hotel rooms and entertainment which was not present during 1997.

The Horseshoe Casino Center's margin for operating profit before corporate expenses for the quarter ended September 30, 1998 was 22%, compared with 27% for the quarter ended September 30, 1997. The margin reduction of 5 percentage points was primarily caused by an increase in bad debt reserves due to increases in total gaming receivables. The margin was also affected by an increase in depreciation and amortization expense due to the expansion of the casino facility.

The Horseshoe Bossier City

The Horseshoe Bossier City contributed net revenues and operating profit before corporate expenses and asset write-down of $64.3 million and $14.0 million, respectively, for the quarter ended September 30, 1998 and $44.1 million and $8.7 million, respectively, for the quarter ended September 30, 1997.

The Horseshoe Bossier City's net revenues include casino revenues and non-casino revenues of $58.5 million and $5.8 million, respectively, for the quarter ended September 30, 1998 and $42.3 million and $1.8 million, respectively, for the quarter ended September 30, 1997. The increase in net revenues for the quarter ended September 30, 1998 compared to the prior year period is due largely to an increase in total revenue and primarily in casino revenue, resulting from the recently completed expansion at the property. Casino revenue per day increased approximately 38% in 1998 to $636,000 from $460,000 in 1997.

The increase of $5.2 million in promotional allowances for the quarter ended September 30, 1998 compared to the prior year period is due largely to an increase in the pricing structure of non-casino services. Of the $5.2 million increase over the prior year period, $2.2 million is caused by an increase in the retail value of goods and services provided to customers. The remaining increase is caused by an increase in overall volume, mainly in hotel rooms.

The Horseshoe Bossier City's margin for operating profit before corporate expenses and asset write-down for the quarter ended September 30, 1998 was 22%, compared with 20% for the quarter ended September 30, 1997. The margin increase of 2 percentage points was primarily caused by an increase in both gaming and non-gaming revenues due to the expansion of the casino facility.

The Horseshoe Bossier City's new riverboat casino facility replaced the existing riverboat casino facility (the "Queen of the Red"). The Queen of the Red, along with related gaming equipment, is included in assets not in use in the Consolidated Condensed Balance Sheets at September 30, 1998. During the quarter ended September 30, 1998, the Company recorded a charge of approximately $12.9 million from the write-down of the carrying value of the Queen of the Red. Management is continuing to review various options for use of the Queen of the Red up to and including a sale.

Other Factors Affecting Earnings

The increase of $5.0 million in interest expense, net for the three months ended September 30, 1998, compared with the prior year period ended September 30, 1997, is mainly due to the increase in the total amount of debt outstanding and the fact that approximately $3.6 million of construction period interest related to the now completed expansion programs at Horseshoe Casino Center and Horseshoe Bossier City was capitalized in the three months ended September 30, 1997. Total debt outstanding increased to $358.6 million as of September 30, 1998 from $297.8 million as of September 30, 1997. The increased borrowings were necessary to fund a major portion of the construction.

Nine months ended September 30, 1998 and 1997
---------------------------------------------

Net revenues for the nine months ended September 30, 1998 were $345.6, compared to $246.8 for the comparable period in 1997. Operating profit before corporate expenses, development and asset write-down increased to $71.0 million for the nine months ended September 30, 1998, from $59.8 million for the comparable 1997 period. The increase in net revenues and operating profit before corporate expenses, development and asset write-down occurred as a result of an increase in gaming capacity from the completion of the significant expansions that occurred at both the Horseshoe Casino Center and Horseshoe Bossier City.

The Horseshoe Casino Center

The Horseshoe Casino Center contributed net revenues and operating profit before corporate expenses of $166.0 million and $40.1 million, respectively, for the nine months ended September 30, 1998 and $122.5 million and $36.3 million, respectively, for the nine months ended September 30, 1997.

The Horseshoe Casino Center's net revenues include casino revenues and non-casino revenues of $158.7 million and $7.3 million, respectively, for the nine months ended September 30, 1998 and $118.5 million and $4.0 million, respectively, for the nine months ended September 30, 1997. The increase in net revenues for the nine months ended September 30, 1998 compared to the prior year period is due largely to an increase in total revenue and primarily in slot revenue, resulting from the recently completed expansion at such property. The increase in slot revenue was partially offset by a lower than normal win percentage in table games for the nine months ended September 30, 1998. Casino revenue per day increased approximately 34% in 1998 to $581,000 from $434,000 in 1997.

The increase of $12.3 million in promotional allowances for the nine months ended September 30, 1998 compared to the prior year period is due largely to an increase in the pricing structure of non-casino services. Of the $12.3 million increase over the prior year period, $5.6 million is caused by an increase in prices. The majority of the remaining increase is caused by an increase in overall volume, mainly in hotel rooms and entertainment which were not present during 1997.

The Horseshoe Casino Center's margin for operating profit before corporate expenses for the nine months ended September 30, 1998 was 24%, compared with 30% for the nine months ended September 30, 1997. The margin reduction of 6 percentage points was primarily caused by an increase in depreciation and amortization expense due to the expansion of the casino facility. The margin was also affected by an increase in bad debt reserves due to increases in total gaming receivables and the reduction in win percentage in table games as mentioned above.

The Horseshoe Bossier City

The Horseshoe Bossier City contributed net revenues and operating profit before corporate expenses, asset write-down and preopening expenses of $179.6 million and $30.9 million, respectively, for the nine months ended September 30, 1998 and $124.3 million and $23.5 million, respectively, for the nine months ended September 30, 1997.

The Horseshoe Bossier City's net revenues include casino revenues and non-casino revenues of $163.2 million and $16.4 million, respectively, for the nine months ended September 30, 1998 and $118.8 million and $5.5 million, respectively, for the nine months ended September 30, 1997. The increase in net revenues for the nine months ended September 30, 1998 compared to the prior year period is due largely to an increase in total revenue and primarily in casino revenue, resulting from the recently completed expansion at such property. Casino revenue per day increased approximately 37% in 1998 to $598,000 from $435,000 in 1997.

The increase of $13.2 million in promotional allowances for the nine months ended September 30, 1998 compared to the prior year period is due largely to an increase in the pricing structure of non-casino services. The recently completed expansion of the property provided management with an opportunity to increase the retail cost of hotel and food prices. Of the $13.2 million increase over the prior year period, $5.8 million is caused by an increase in prices. The remaining increase is caused by an increase in overall volume, mainly in hotel rooms.

The Horseshoe Bossier City's margin for operating profit before corporate expenses, asset write-down and preopening expenses for the nine months ended September 30, 1998 was 17%, compared with 19% for the nine months ended September 30, 1997. The margin reduction of 2 percentage points was primarily caused by an increase in depreciation and amortization expense due to the expansion of the casino facility.

The Horseshoe Bossier City's new riverboat casino facility replaced the existing riverboat casino facility (the "Queen of the Red"). The Queen of the Red, along with related gaming equipment, is included in assets not in use in the Consolidated Condensed Balance Sheets at September 30, 1998. During the nine months ended September 30, 1998, the Company recorded a charge of approximately $12.9 million from the write-down of the carrying value of the Queen of the Red. Management is continuing to review various options for use of the Queen of the Red up to and including a sale.

Other Factors Affecting Earnings

The increase of $15.0 million in interest expense, net for the nine months ended September 30, 1998, compared with the prior year period ended September 30, 1997, is mainly due to the increase in the total amount of debt outstanding and the fact that approximately $8.3 million of construction period interest related to the now completed expansion programs at Horseshoe Casino Center and Horseshoe Bossier City was capitalized in the nine months ended September 30, 1997. Total debt outstanding increased to $358.6 million as of September 30, 1998 from $297.8 million as of September 30, 1997. The increased borrowings were necessary to fund a major portion of the construction.

LIQUIDITY AND CAPITAL RESOURCES

DEVELOPMENT

Tunica, Mississippi

Horseshoe Casino Center has substantially completed the expansion of its casino facility at a cost of approximately $109.8 million. The newly expanded casino complex, which was completed on January 21, 1998, includes an additional 15,000 square feet of gaming space (the gaming facility now includes 1,519 slot machines, 64 table games and 12 poker tables), 312 hotel suites (in addition to the existing 195 room hotel facility), a multi-level, 1,100 space parking garage and Bluesville, an entertainment facility which accommodates approximately 1,000 customers. Additional facilities include a health club, an additional restaurant, a new, relocated and expanded buffet, a remodeled steak house and meeting room facilities.

Bossier City, Louisiana

Horseshoe Bossier City has substantially completed the expansion of its entire casino facility at a cost of approximately $204.4 million. The newly expanded casino facility, which was completed on January 28, 1998, features a new riverboat casino facility with approximately 40% more gaming positions ( the gaming facility now includes a total of 1,343 slot machines, 58 table games and 11 poker tables), a 25 story hotel tower with 606 suites, meeting room facilities, a health club, the renovation and expansion of existing dockside facilities, the addition of two specialty restaurants, the complete renovation and expansion of the existing buffet, as well as the recently completed 1,100 space parking garage, administration building and remodeled existing steak house restaurant. The Horseshoe Bossier City has also begun an expansion of their current parking facility to include an additional 1,000 spaces, as well as a temporary entertainment facility. The total projected cost of the additional parking and entertainment facility is estimated to be approximately $12 million and is expected to be completed in the first quarter of 1999. Management intends to fund the additional parking and entertainment facility through cash from operations and additional borrowings under their debt agreements with Horseshoe Gaming, L.L.C.

OTHER ITEMS

Cash and cash equivalents totaled $39.9 million as of September 30, 1998. Management believes that the Company's cash and cash equivalents on hand, cash from operations and additional borrowings under its Amended and Restated Credit Facility will be adequate to meet the Company's existing obligations when they become due.

Since December 31, 1997 the Company borrowed an additional $55 million under the Amended and Restated Credit Facility. The borrowings were used to fund the completion of the expansions at the Horseshoe Bossier City and Horseshoe Casino Center.

On September 2, 1998 the Company agreed to acquire Empress Entertainment, Inc. ("Empress") for an estimated $609 million, including assumption of Empress' existing debt of approximately $150 million. The Company intends to obtain the funds for the remainder of the purchase price (approximately $459 million) from borrowings of new long-term debt. The Company has made a down payment of $10 million towards the purchase price. The agreement is subject to the approval of both the Illinois Gaming Board and the Indiana Gaming Commission and Empress achieving certain earnings levels as defined in the agreement. Empress owns two riverboat gaming operations: one in Hammond, Indiana with 44,000 square feet of gaming space and one in Joliet, Illinois with 36,000 square feet of gaming space. There can be no assurance that the Company will be successful in obtaining the necessary financing to complete the acquisition.

On October 13, 1998 the Company was notified by Lady Luck Gaming Corp. that it was terminating the joint venture agreement to develop a casino in Vicksburg, Mississippi. Management of Lady Luck indicated that it was terminating the joint venture plans because of extended legal proceedings concerning the suitability of gaming on the nearby Big Black River.

During the first quarter of 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. There was no impact of such adoption on the Company's consolidated financial statements, as total comprehensive income is the same as net income for all periods presented.

YEAR 2000

The Year 2000 or "Y2K" problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

As a part of the first phase of the Company's Year 2000 compliance program, the Company conducted an internal review of its computer systems to identify the systems that could be affected by the Year 2000 problem, including both "information technology" systems (such as software that processes financial and other information) and non-information technology. The Company is in the process of completing the second phase of its Year 2000 compliance program, which involves (1) the implementation of its existing remediation plan to resolve the Company's internal Year 2000 issues, and (2) the identification of any potential year 2000 issues with the Company's significant vendors and suppliers.

The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 issue will not pose significant operational problems for the Company's internal computer systems as so modified and converted. However, if such modifications and conversions are not completed on a timely basis, the Year 2000 problem may have a material adverse impact on the operations of the Company. In addition, in the event that any of Company's significant suppliers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. The Company has yet to determine the aggregate amount of costs that will be incurred in connection with making its systems Year 2000 compliant.

PART II OTHER INFORMATION

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

       (a)

       Exhibit No. 27.1 -- Financial Data Schedule - Horseshoe Gaming, L.L.C.
                           and Subsidiaries

       (b)

       Form 8-K

       The Company filed a Form 8-K dated September 2, 1998 under Item 5 Other Events covering the Company's agreement to acquire the riverboat gaming operations of Empress Entertainment, Inc. There were no financial statements filed with this Form 8-K.

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


                                            HORSESHOE GAMING, L.L.C.
                                            a Delaware limited liability company

                                            By:  Horseshoe Gaming, Inc.,
                                                 a Nevada corporation
                                            Its: Manager


Date: November 13, 1998                     By: /s/ KIRK C. SAYLOR
                                                --------------------------------
                                                Kirk C. Saylor
                                                Chief Financial Officer
                                                of Horseshoe Gaming, Inc.

                                  EXHIBIT INDEX


Exhibit
Number          Description
------          -----------

27.1            Financial Data Schedule-Horseshoe Gaming L.L.C. and Subsidiaries