Form 10-K405
period 1998-12-31
HORSESHOE GAMING LLC
filed 1999-03-29
CIK 1005732

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

(MARK ONE)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
                                              OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

                         Commission file number 333-0214

                            HORSESHOE GAMING, L.L.C.
             (Exact name of registrant as specified in its charter)

          Delaware                                 88-0343515
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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

================================================================================

================================================================================

                            HORSESHOE GAMING, L.L.C.

                       INDEX TO ANNUAL REPORT ON FORM 10-K

                   For the fiscal year ended December 31, 1998

                                                                                        Page
                                                                                        ----
                                     PART I
Item 1.     Business...................................................................   3
Item 2.     Properties.................................................................  12
Item 3.     Legal Proceedings..........................................................  13
Item 4.     Submission of Matters to a Vote of Security Holders........................  13

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters......  13
Item 6.     Selected Financial Data....................................................  14
Item 7.     Management's Discussion and Analysis of Financial Condition and Results
            of Operations..............................................................  14
Item 7A     Qualitative and Quantitative Disclosures About Market Risk.................  21
Item 8.     Financial Statements and Supplementary Data................................  21
Item 9.     Changes In and Disagreements With Accountants on Accounting and
            Financial Disclosure.......................................................  21

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant.........................  21
Item 11.    Executive Compensation.....................................................  23
Item 12.    Security Ownership of Certain Beneficial Owners and Management.............  25
Item 13.    Certain Relationships and Related Transactions.............................  26

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........  26

                                     PART I

ITEM 1. BUSINESS

GENERAL

        We are a leading, multi-jurisdictional gaming company with riverboat casinos in Bossier City, Louisiana and Tunica County, Mississippi. Bossier City and Tunica County are among the fastest growing gaming markets in the United States. We operate under the "Horseshoe" and "Binion" names which, we believe, are among the most recognized names in the gaming industry.

BOSSIER CITY OPERATIONS

Market

        The Bossier City/Shreveport market is the largest gaming market in the State of Louisiana. While approximately 350,000 people are full-time residents of Bossier City/Shreveport, approximately 16.5 million people reside within 250 miles of the Company's Bossier City casino (approximately four hours driving distance). The Bossier City/Shreveport market attracts a significant amount of its gaming clientele from the Dallas/Fort Worth area of Texas.

Horseshoe Casino Bossier City

        The Horseshoe Casino Bossier City has the largest market share of gaming positions and gaming revenues in its market. The casino is located on an approximately 30-acre site which is highly visible and easily accessible from Interstate 20, an east-west traffic artery connecting Bossier City/Shreveport to Dallas/Fort Worth. According to the Louisiana Department of Transportation and Development, Interstate 20 is used by an average of 84,000 travelers daily. The casino is located on a new riverboat which was part of a recent $204 million expansion. The riverboat is the only one in the Bossier City/Shreveport market that provides an escalator to facilitate access to each gaming floor.

        Before entering the gaming area, patrons pass the famous "Million Dollar Wall", a collection of $100 bills totaling $1 million. Just beyond the wall is an expansive 30-foot wide entrance inviting patrons into the gaming areas. Dramatically treated 16-foot high ceilings and a 108-foot wide beam create a spacious gaming environment characteristic of land-based casinos. As part of the recent expansion, the riverboat contains all new furnishings and equipment, including 1,343 new gaming devices, 58 table games and 11 poker tables representing an increase in total gaming positions of approximately 27%. The casino also has a high-limit slot area and a stage featuring live entertainment. In addition, the Company has recently added a new entertainment facility that provides seating for 1,300 guests and has expanded its parking structure to include 1,000 additional spaces.

        Also as part of the recent expansion, we constructed a new 25-story, all-suite hotel tower, making us the first casino operator in the market to open an on-site hotel. The hotel contains 606 tower suites (including penthouse suites), meeting facilities, a health club and other luxury hotel amenities. Out of all the hotels either completed or currently under construction in the Bossier City/Shreveport market, we have the only all-suite hotel.

Louisiana Gaming Environment

        In 1991, the state of Louisiana legalized casino gaming on the water and in one land location in New Orleans. The state has granted approval to applicants for 14 of the 15 legislatively authorized licenses, five of which have been approved for the northern region of the State in Bossier City/Shreveport. While the Louisiana gaming regulations state that riverboat casinos must cruise, the Bossier City/Shreveport casinos were granted a legislative exemption in June 1993 that allows them to operate as dockside facilities. Louisiana permits most types of casino games (other than bingo and sports betting) and has neither betting nor loss limits. Moreover, house credit may be extended to qualified patrons. The only significant limitation imposed by Louisiana gaming regulations restricts gaming space on riverboats to no more than 30,000 square feet. The State of Louisiana imposes a fee on gaming revenue at the rate of 18.5%. The city of Bossier City also imposes a 3.2% tax on gaming revenue plus an annual fee of $700,000.

        In addition, legislation was passed in 1996 authorizing the Bossier Police Jury, the governing body of Bossier Parish, to impose a boarding fee of $0.50 per patron entering riverboat gaming facilities in Bossier Parish. In response to this legislation, Horseshoe Casino and the Isle of Capri Casino in Bossier City commenced litigation against the Bossier Police Jury, asserting that the Bossier Police Jury had previously contracted away their right to impose an additional $0.50 boarding fee. In January 1997, Horseshoe Casino separately settled with the Bossier Police Jury, and the lawsuit was dismissed as it relates to Horseshoe Casino (but not Isle of Capri Casino) and the Bossier Police Jury. As part of the settlement, Horseshoe agreed to pay a 1% tax on its gross gaming revenues to Bossier Parish with a minimum annual payment of $1,500,000, regardless of actual revenue. Under the terms of the settlement, Horseshoe has the right to receive a credit against gross gaming tax for the amount of increased property taxes assessed against its property in Bossier Parish resulting from increased assessments attributable to its major expansion project. Such credit may be taken up to a maximum of 80% of the tax on gaming revenues, and applies during the entire ten-year term of the agreement.

        In the 1997 Regular Session of the Louisiana Legislature, a law was passed authorizing the operation of slot machines at certain horse racing tracks in Louisiana, including a racetrack situated in Bossier Parish. The legislation limits slot machine space at each racetrack to 15,000 square feet. Within the gaming space, however, there is no numerical limit on the number of slot machines that can be permissibly installed. Before slot machines can be operated at the racetrack facilities, passage of companion legislation is required to establish the tax rate to be levied on slot machine revenue.

        Competition

        The Horseshoe Bossier City competes directly with Harrah's in Shreveport and the Isle of Capri and Casino Magic in Bossier City. These four riverboats together currently comprise the Bossier City/Shreveport market. The Louisiana Gaming Control Board has recently granted approval to Hollywood Casinos and New Orleans Paddlewheels Company to relocate the license for the New Orleans Flamingo Hilton Casino, which is now closed, to a new proposed facility to be located adjacent to Harrah's in Shreveport. The state has granted approval to applicants for 14 of the 15 legislatively authorized licenses, five of which have been approved for the northern region of the State in Bossier City/Shreveport. The Louisiana Gaming Control Board has not granted the remaining fifteenth license. If this license is granted, it may be located in the Bossier City/Shreveport market. The impact on operating margins from the overall increase in supply to this market is uncertain. As only 15 Louisiana riverboats and one land-based casino in New Orleans have been authorized by law, potential competition in Louisiana is presently limited. The Bossier City/Shreveport casinos capture the Dallas/Ft. Worth market and share the Houston area market with four existing riverboats in Lake Charles, a land-based casino owned by the Coushatta Indian Tribe located near Lake Charles and two riverboats in Baton Rouge. If Texas or Arkansas were to approve gaming, competition would increase, which would have an adverse effect on our operations.

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

TUNICA OPERATIONS

Market

        The Tunica County, Mississippi market is the largest gaming market in the State of Mississippi and the closest legalized gaming jurisdiction to the Memphis, Tennessee metropolitan area, which is only 30 miles away. Tunica County benefits from its proximity to several major population centers and to the popularity of the Memphis region as a vacation destination. Over 2.5 million people live within 90 miles and over 10.7 million people live within 200 miles of the Horseshoe Casino Center. Within 500 miles of the Company's Tunica County casino (approximately eight hours driving distance or approximately one-hour flight time) the total population base increases to approximately 54.9 million.

Horseshoe Casino Tunica

        The Horseshoe Casino Tunica is in the central location in a 70-acre, three property Casino Center complex that features the Gold Strike and Sheraton casinos on either side.

        As part of our recent $110 million expansion, we increased our gaming square footage to 45,000 square feet, an increase of 50%, and increased the number of gaming devices to a total of 1,546, an increase of 51%. We also added a new 14-story hotel tower with 312 new suites, giving us a total of 507 rooms, a health club and meeting room facilities, and we constructed a new 1,100 space, four-level parking garage. In addition, we completed a new 1,000-seat themed entertainment facility, "Bluesville," that has hosted some of the world's renowned musical talent such as Julio Iglesias, Vince Gill, Roger Daltrey and Ringo Starr. The addition or renovation of several full-service, themed, gourmet restaurants and retail facilities served to complement the expansion project.

        Mississippi Gaming Environment

        The State of Mississippi legalized casino gaming on the waters of the Mississippi River, on navigable waters within any county bordering on the Mississippi River when such navigable waters empty into the Mississippi River, and waters adjacent to the three counties of the Mississippi Gulf Coast region in June 1990. The Mississippi gaming laws were patterned after the gaming laws in Nevada. While the Mississippi gaming regulations state that the casinos must be located on the water, they need not cruise or have engines.

        Other aspects of the Mississippi gaming regulations include: the relatively low gaming tax rate (8.8% at the state level, approximately 3.2% at the city or county level, an annual table game device fee of $81,200 for the first 35 games and $100 per game thereafter at the state level, and an annual $5,000 fee at the state level), the ability to offer 24-hour a day continuous gaming, the ability to offer all types of casino games (other than bingo and race and/or sports betting), no betting or loss limits, and no space or size restrictions. Moreover, house credit may be extended to qualified patrons. While there are no legislative limitations on the number of licenses in Tunica County, competition is limited by the availability of legal and accessible sites on the Mississippi River or the Gulf Coast.

        In November 1996, the Mississippi county closest to Memphis (DeSoto County) voted against permitting legal gaming to be conducted aboard vessels located in DeSoto County. Legislation passed in 1997 precludes DeSoto County from holding a subsequent election on the issue until at least October 2004. If gaming were approved in DeSoto County or in Arkansas or Tennessee, numerous additional sites closer to Memphis would be available for gaming. Thus, while Tunica County is currently the closest legalized gaming jurisdiction to the Memphis metropolitan area, there is no assurance that this situation will not change in the future. If DeSoto County, Arkansas or Tennessee were to approve gaming, competition would increase, which would have an adverse effect on our operations.

        Mississippi Voter Initiative to Ban Gaming

        In Mississippi, two requests were filed with the Secretary of State in 1998 to place on the November 1999 statewide ballot a voter initiative to ban gaming in the state. The local circuit court found the wording of both initiatives invalid. The sponsor appealed the local circuit court's decision on one of the initiatives to the Mississippi Supreme Court, which affirmed the ruling that the initiative's wording was invalid. Therefore, the legal process for neither initiative was completed in time for the inclusion of such initiative on the November 1999 ballot. Since Mississippi is a voter initiative state, it is possible that the gaming ban initiative could be re-worded and meet the requirements for placement on the ballot of a later election. Indeed, a third request was filed with the Secretary of State which, if surviving anticipated legal challenge, could place on the November 2000 statewide ballot a voter initiative to ban gaming in the state. Passage of any Mississippi initiative requires an affirmative vote representing both a majority of the votes cast with respect to such initiative and at least 40% of the voters casting votes on any matter in the election.

        Approval by the requisite number of voters of a Mississippi initiative similar to those proposed in 1998 and 1999 would repeal the legislation authorizing gaming in the state subject to the final results of any legal challenges which might be raised regarding the initiative and its impact on any current casino operations and/or pending applications for gaming licenses in such state. We are unable to determine at this time whether any such initiative will be submitted to voters. If any such initiative is submitted to the voters of Mississippi for their consideration, no assurance can be given regarding the outcome of the vote or the impact of the vote on the Company's gaming operations in Mississippi.

        Competition

        The Horseshoe Casino Center competes with eight other casinos in the competitive Tunica County, Mississippi, market. Horseshoe Casino Center has substantially completed a significant expansion of its facilities. Some of our competitors are presently undergoing expansion and others may do so in the future. Such expansion may have an adverse effect on our operations.

PROPOSED ACQUISITION

        On September 2, 1998, we entered into an "Agreement and Plan of Merger" to acquire the operating subsidiaries of Empress Entertainment, Inc. ("Empress") for an estimated $609 million, including assumption of a portion of Empress' existing debt aggregating approximately $150 million. Empress owns two riverboat gaming operations: one in Hammond, Indiana with 44,000 square feet of gaming space; and one in Joliet, Illinois with 36,000 square feet of gaming space. We intend to finance the acquisition through new borrowings. Under the terms of the agreement relating to the Empress acquisition (the "Merger Agreement"), we made a down payment of $10 million towards the purchase price. The transactions contemplated by the Merger Agreement are subject to the approval of the Mississippi Gaming Commission, the Louisiana Riverboat Gaming Commission, the Illinois Gaming Board and the Indiana Gaming Commission. The Merger Agreement provides that each party has the right to terminate the agreement certain circumstances, which in some instances provides for Empress to retain the $10 million down payment as well as receive other consideration not to exceed $3 million. There can be no assurance that we will be successful in obtaining the necessary approvals or additional financing to complete the Empress acquisition.

GAMING REGULATORY MATTERS

        We are subject to state and Federal laws, which regulate businesses generally, and the gaming business specifically. Below is a brief description of some of the more significant regulations to which we are subject. All laws are subject to change and different interpretations. This is especially true with respect to current laws regulating the gaming industry, since in many cases these laws and the regulatory agencies that apply them are relatively new. Changes in laws or their interpretation may result in the imposition of more stringent, burdensome or expensive requirements, or the outright prohibition of an activity. In addition, approvals of the gaming authorities in each of the our existing jurisdictions, Mississippi and Louisiana and in Empress' jurisdictions, Indiana and Illinois will be required with respect to the Empress acquisition. There can be no assurance that the Company will receive all of the necessary approvals to consummate the acquisition of Empress.

        Mississippi Gaming Regulation

        The ownership and operation of casino gaming facilities in Mississippi are subject to extensive state and local regulation primarily through the licensing and regulatory control of the Mississippi Gaming Commission and the Mississippi State Tax Commission. We must register and be licensed under the Mississippi Gaming Control Act (the "Mississippi Act") and its gaming operations are subject to the regulatory control of the Mississippi Gaming Commission and various local, city and county regulatory agencies. The Mississippi Act, which legalized dockside casino gaming in Mississippi, was enacted on June 29, 1990. Although not identical, the Mississippi Act is similar to the gaming laws of Nevada. Effective October 29, 1991, the Mississippi Gaming Commission adopted regulations in furtherance of the Mississippi Act, which are also similar in many respects to the Nevada gaming regulations.

        The laws, regulations and supervisory procedures of Mississippi and the Mississippi Gaming Commission seek to: (i) prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity; (ii) establish and maintain responsible accounting practices and procedures; (iii) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and safeguarding of assets and revenues, providing reliable record keeping and making periodic reports to the Mississippi Gaming Commission; (iv) prevent cheating and fraudulent practices; (v) provide a source of state and local revenues through taxation and licensing fees; and (vi) ensure that gaming licensees, to the extent practicable, employ Mississippi residents. The regulations are subject to amendment and interpretation by the Mississippi Gaming Commission.

        The Mississippi Act provides for legalized dockside gaming at the discretion of the 14 counties that either border the Gulf Coast or the Mississippi River but only if the voters in such counties have not voted to prohibit gaming in that county. As of December 31, 1998, dockside gaming was permissible in nine of the 14 eligible counties in the State and gaming operations had commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren and Washington counties. The law permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space that may be utilized for gaming. There are no limitations on the number of gaming licenses that may be issued in Mississippi. The legal age for gaming in Mississippi is 21.

Under Mississippi law, gaming vessels in Tunica County must be located on the Mississippi River or on navigable waters emptying into the Mississippi River. On May 29, 1993, the Mississippi Gaming Commission granted approval for the site of the Horseshoe Casino Center. On October 13, 1994, the Horseshoe Casino Center received a gaming operator's license from the Mississippi Gaming Commission. At the same meeting, certain key principals of Robinson Property Group, L.P. ("RPG"), our subsidiary that owns and operates Horseshoe Casino Center, were found suitable. The license is required to be renewed every two years. The license was most recently renewed in September 1998, effective as of October 1998, and all findings of suitability have been maintained and are current.

The Company and RPG are required to submit detailed financial, operating and other reports to the Mississippi Gaming Commission. Substantially all loans, leases, sales of securities and similar financing transactions entered into by the Company and RPG must be reported to or approved by the Mississippi Gaming Commission. RPG is also required to periodically submit detailed financial and operating reports to the Mississippi Gaming Commission and to furnish any other information they request.

        Our directors, officers and key employees who are actively and directly engaged in the administration or supervision of gaming, or who have any other significant involvement with the activities of the Company, and each of the officers and directors and certain employees of the general partner of RPG, must be found suitable therefore, and may be required to be licensed, by the Mississippi Gaming Commission. The finding of suitability is comparable to licensing, and both require submission of detailed personal financial information followed by a thorough investigation. In addition, any individual who is found to have a material relationship to, or material involvement with, the Company or RPG may be required to be investigated in order to be found suitable or to be licensed as a business associate of the Company or RPG. Key employees, controlling persons or others who exercise significant influence upon the management or affairs of the Company or RPG may also be deemed to have such a relationship or involvement. There can be no assurance that such persons will be found suitable by the Mississippi Gaming Commission. An application for licensing may be denied for any cause deemed reasonable by the Mississippi Gaming Commission. Changes in licensed positions must be reported to the Mississippi Gaming Commission. In addition to its authority to deny an application for a license, the Mississippi Gaming Commission has jurisdiction to disapprove a change in corporate position. If the Mississippi Gaming Commission were to find a director, officer or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company or RPG, the Company or the general partner of RPG would have to suspend, dismiss and sever all relationships with such person. The Company or RPG would have similar obligations with regard to any person who refuses to file appropriate applications. Each gaming employee must obtain a work permit that may be revoked upon the occurrence of certain specified events.

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

        Any owner of voting securities found unsuitable and who holds, directly or indirectly, any beneficial ownership of equity interests in the Company or RPG beyond such period of time as may be prescribed by the Mississippi Gaming Commission may be guilty of a misdemeanor. Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Mississippi Gaming Commission may be found unsuitable. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be an owner of or to have any other relationship with it, the Company or RPG (i) pays the unsuitable persons any dividends or interest upon any of its securities or any payments or distribution of any kind whatsoever, (ii) recognizes the exercise, directly or indirectly, of any voting rights of its securities by the unsuitable person, or (iii) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances. In addition, if the Mississippi Gaming Commission finds any owner of voting securities unsuitable, such owner must immediately surrender all securities to the Company or RPG, as applicable, and the Company or RPG must purchase the securities so offered for cash at fair market value within 10 days.

        The Company and RPG will be required to maintain current ownership ledgers in the State of Mississippi that may be examined by the Mississippi Gaming Commission at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Gaming Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company and RPG also are required to render maximum assistance in determining the identity of the beneficial owner. The Company may be required to disclose to the Mississippi Gaming Commission, upon request, the identities of the holders of certain of the Company's indebtedness. In addition, the Mississippi Gaming Commission under the Mississippi Act may, in its discretion, (i) require holders of debt securities to file applications, (ii) investigate such holders, and
(iii) require such holders to be found suitable to own such debt securities. Although the Mississippi Gaming Commission generally does not require the individual holders of obligations such as notes to be investigated and found suitable, the Mississippi Gaming Commission retains the discretion to do so for any reason, including but not limited to a default, or where the holder of the debt instrument exercises a material influence over the gaming operations of the entity in question. Any holder of the debt securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Gaming Commission in connection with such an investigation.

        The regulations provide that a change in control of the Company or RPG may not occur without the prior approval of the Mississippi Gaming Commission. Mississippi law prohibits the Company from making a public offering or private placement of its securities without the approval of or waiver of approval by the Mississippi Gaming Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi, or to retire or extend obligations incurred for one or more of such purposes. The Mississippi Gaming Commission has approved the sale of certain indebtedness and certain other transactions consummated in connection therewith.

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

        Neither the Company nor RPG may engage in gaming activities in Mississippi while also conducting gaming operations outside of Mississippi without approval of the Mississippi Gaming Commission. Such approvals were initially granted by the Mississippi Gaming Commission on October 13, 1994, and additional approvals have been granted on a jurisdiction-by-jurisdiction basis. The failure to obtain or retain any such approval could have a material adverse effect on the Company or RPG.

        The licenses obtained by the Company and RPG are not transferable and must be renewed every two years. There can be no assurance that any renewal application will be approved. Each issuing agency may at any time dissolve, suspend, condition, limit or restrict a license or approval to own equity interests in the Company or RPG for any cause deemed reasonable by such agency. Substantial fines for each violation of gaming laws or regulations may be levied against the Company or RPG in Mississippi. A violation under any gaming license held by the Company or RPG may be deemed a violation of all the other licenses held by the Company or RPG. Suspension or revocation of any of the foregoing licenses or of the approval of the Company or RPG would have a material adverse effect upon the business of the Company.

        License fees and taxes, computed in various ways depending on the type of gaming involved, are payable to the State of Mississippi and to the counties and cities in which RPG's operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either weekly, monthly, quarterly or annually and are based upon (i) the percentage of the gross gaming revenues received by the casino operation, (ii) the number of slot machines operated by the casino, (iii) the number of table games operated by the casino or (iv) the number of casino patrons.

        In October 1994, the Mississippi Gaming Commission adopted a regulation requiring, as a condition of licensure or license renewal, that a gaming establishment's site development plan include an approved 500-car parking facility in close proximity to the casino complex, and infrastructure facilities which will amount to at least 25% of the casino cost. Such facilities may include any of the following: a 250-room hotel of at least a two-star rating (as defined by the current edition of the Mobil Travel Guide) a theme park, a golf course, marinas, a tennis complex, entertainment facilities or any other such facility as approved by the Mississippi Gaming Commission as infrastructure. Parking facilities, roads, sewage and water systems or facilities normally provided by governmental entities are excluded. The Mississippi Gaming Commission may, in its discretion, reduce the number of hotel rooms required where it is shown, to the satisfaction of the Mississippi Gaming Commission, that sufficient rooms are available to accommodate the anticipated visitor load. Such reduction in the number of rooms does not affect the 25% investment requirement imposed by the regulation. The Horseshoe Casino Center and related facilities have complied with these requirements. In January 1999, the Mississippi Gaming Commission amended its infrastructure regulation thereby increasing the minimum level of infrastructure investment from 25% to 100% of the casino cost. However, the 100% infrastructure investment requirement would apply only to new casino development and existing casino developments that are not in operation at the time of their acquisition or purchase, and therefore does not apply to Horseshoe Casino Center. In any event, the Horseshoe Casino Center would comply with such requirements.

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

        In the 1996 special session of the Louisiana legislature, Louisiana lawmakers passed a measure which established the Louisiana Gaming Control Board and provided that it is the successor to all such prior authorities with regard to the regulation and supervision of gaming in Louisiana except for the regulation of horse racing and offtrack betting and the conducting of charitable gaming operations. Effective May 1, 1996, the powers, duties, functions, and responsibilities with respect to riverboat gaming of the Louisiana Riverboat Gaming Commission and the Louisiana Enforcement Division were transferred to the Louisiana Gaming Control Board. The Louisiana Enforcement Division continues to provide investigative and enforcement support to the Louisiana Gaming Control Board.

        The Louisiana gaming law authorizes the issuance of up to 15 licenses to conduct gaming activities on a riverboat of new construction in accordance with applicable law. However, no more than six licenses may be granted to riverboats operating from any one parish.

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

        Certain persons affiliated with a riverboat gaming licensee, including directors and officers of the licensee, directors and officers of any holding company of the licensee involved in gaming operations, persons holding five percent (5%) or greater interests in the licensee, and persons exercising influence over a licensee ("Affiliated Gaming Persons"), are subject to the application and suitability requirements of the Louisiana gaming law.

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

        An initial license to conduct riverboat gaming operations is valid for a term of five years. The Louisiana gaming law provides that a renewal application for each one-year period succeeding the initial five-year term of the operator's license must be made to the Louisiana Enforcement Division. The application for renewal consists of a statement under oath of any and all changes to the information, including financial information, provided in the previous application. Horseshoe Entertainment, L.P. ("HE"), the Company's subsidiary that owns and operates Horseshoe Bossier City, was issued an initial operator's license by the Louisiana Enforcement Division on November 22, 1993, and HE timely submitted its renewal application to the Louisiana Enforcement Division. On October 20, 1998, the Louisiana Gaming Control Board granted HE's license renewal subject to suitability review, and HE is currently in the process of completing the suitability review with the Louisiana Enforcement Division.

        The transfer of a license or permit or an interest in a license or permit is prohibited except as permitted by the Louisiana gaming law. The sale, purchase, assignment, transfer, pledge or other hypothecation, lease, disposition or acquisition (a "Transfer") by any person of securities which represent 5% or more of the total outstanding shares issued by a corporation that holds a license is subject to Louisiana Gaming Control Board disapproval. A security issued by a corporation that holds a license must disclose these restrictions. Prior Louisiana Gaming Control Board approval is required for the Transfer of any ownership interest of 5% or more in any non-corporate licensee or for the Transfer of any "economic interest" of 5% or more in any licensee or Affiliated Gaming Person. An "economic interest" is defined for purposes of a Transfer as any interest whereby a person receives or is entitled to receive, by agreement or otherwise, a profit, gain, thing of value, loan, credit, security interest, ownership interest or other economic benefit.

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

        The Louisiana gaming law restricts gaming space on riverboats to no more than 30,000 square feet. Fees to the State of Louisiana for conducting gaming activities on a riverboat include (i) $50,000 per riverboat for the first year of operation and $100,000 per year per riverboat thereafter plus (ii) 18-1/2% of net gaming proceeds.

OTHER APPLICABLE NON-GAMING REGULATORY MATTERS

        We are subject to certain Federal, state and local safety and health laws, regulations and ordinances that apply to non-gaming businesses generally, such as the Clean Air Act, Clean Water Act, Occupational Safety and Health Act, Resource Conservation Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act. We have not made, and do not anticipate making, material expenditures with respect to such environmental laws and regulations. However, the coverage and attendant compliance costs associated with such laws, regulations and ordinances may result in future additional costs to our operations. For example, in 1990 Congress enacted the Oil Pollution Act to consolidate and rationalize mechanisms under various oil spill response laws. The Department of Transportation has proposed regulations requiring owners and operators of certain vessels to establish through the U.S. Coast Guard evidence of financial responsibility in the amount of $5.5 million for clean-up of oil pollution. This requirement would be satisfied by either proof of adequate insurance (including self-insurance) or the posting of a surety bond or guaranty.

        The riverboats we operate must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety. Each of them must hold a Certificate of Seaworthiness or must be approved by the American Bureau of Shipping ("ABS") for stabilization and flotation, and may also be subject to local zoning and building codes. The U.S. Coast Guard requirements establish design standards, set limits on the operation of the vessels and require individual licensing of all personnel involved with the operation of the vessels. Loss of a vessel's Certificate of Seaworthiness or ABS approval would preclude its use as a floating casino.

        All of our shipboard employees, including those who have nothing to do with the actual operation of the vessel (such as dealers, waiters and security personnel) may be subject to the Jones Act which, among other things, exempts those employees from state workers' compensation awards.

IRS REGULATIONS

        The Internal Revenue Service ("IRS") requires operators of casinos located in the United States to file information returns for U.S. citizens (including names and addresses of winners) for keno and slot machine winnings in excess of stipulated amounts. The IRS also requires operators to withhold taxes on certain keno, bingo and slot machine winnings of nonresident aliens. Management is unable to predict the extent, if any, to which such requirements, if extended, might impede or otherwise adversely affect operations of, and/or income from, such other games.

        Regulations adopted by the Financial Crimes Enforcement Network of the Treasury Department and the gaming regulatory authorities in certain domestic jurisdictions in which we operate casinos, or in which we have applied for licensing to operate a casino, require the reporting of currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number. This reporting obligation commenced in May 1985 and may have resulted in the loss of gaming revenues to jurisdictions outside the United States that are exempt from the ambit of such regulations.

OTHER LAWS AND REGULATIONS

        Each of the riverboat casinos we operate is subject to extensive state and local regulations and, on a periodic basis, must obtain various licenses and permits, including those required to sell alcoholic beverages. Management believes that we have obtained all required licenses and permits and our businesses are conducted in substantial compliance with applicable laws. In connection with the Empress acquisition, we will be required to obtain certain regulatory approvals.

ENVIRONMENTAL MATTERS

        We are, like others in our industry, subject to various federal, state, local and, in some cases, foreign laws, ordinances and regulations that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous or toxic wastes, or (ii) may impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous or toxic substances or wastes (together, "Environmental Laws").

        We endeavor to maintain compliance with Environmental Laws, but, from time to time our operations may have resulted or may result in noncompliance or liability for cleanup pursuant to Environmental Laws. In that regard, we may incur costs related to cleaning up contamination related to historical uses of certain of its properties.

EMPLOYEES

        As of March 1, 1999, we employed 5,277 persons of which 2,464 are employed at the Horseshoe Casino Center in Tunica, Mississippi, 2,790 are employed at the Horseshoe Bossier City in Bossier City, Louisiana and 23 are employed in our corporate office. At such date, none of our employees were covered by collective bargaining agreements.

        We believe that its relationship with its employees is excellent and are not aware of any threatened labor activity affecting our employees. We have never experienced a work stoppage due to a labor dispute.

ITEM 2. PROPERTIES

        The Company owns and operates casinos in Bossier City, Louisiana and Tunica County, Mississippi. All of the Company's real properties are subject to first priority liens securing the Company's senior secured credit facility and second priority liens securing the 12.75% senior notes due 2000.

        The Horseshoe Bossier City

        The Horseshoe Bossier City is located on an approximately 30-acre site on the east side of the Red River, directly facing downtown Shreveport, Louisiana. The newly expanded development, construction of which is substantially complete, consists of an approximately 62,400-square foot, four-deck riverboat with approximately 30,000 square feet of gaming area and an approximately 55,000-square foot dockside pavilion, including a 606 room, 25 story, all-suite hotel tower and an 1,100 car parking garage. The riverboat and pavilion are joined via an enclosed, climate-controlled boarding ramp with handicap access and escalators serving each of the gaming decks. In addition, the Company has recently added a new entertainment facility that provides seating for 1,300 guests, and has expanded its parking structure to include 1,000 additional spaces.

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

        The Horseshoe Casino Center

        The Horseshoe Casino Center is located in Tunica County, Mississippi, at Casino Center, a 70-acre three-casino complex. The Company has just completed the expansion and renovation of the Tunica facility and has increased the overall size to approximately 327,000 square feet from 162,000 square feet.

        The gaming area comprises approximately 62,000 square feet and contains 1,546 slot machines, 64 table games and 12 poker tables. The casino facility also includes two specialty restaurants, a newly expanded buffet, bars and retail outlets. The Horseshoe Casino Center has also added 313 hotel suites in a 14-story tower, to add to its existing 194 room facility, and a multi-level, 1,100 space parking garage. In addition to the parking garage there are approximately 4,000 lighted parking spaces provided in the Casino Center complex. The facility includes over 46,000 square feet of expanded administrative space and over 30,000 square feet of entertainment space, featuring "Bluesville," a 1,000-seat entertainment venue connected to the casino and hotel.

ITEM 3. LEGAL PROCEEDINGS.

        There are no material legal proceedings pending against the Company or any of its properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       There is no established public trading market for the equity interests in the Company. As of March 1, 1999, the number of record holders of equity interests in the Company was 54.

        The Company pays tax distributions in accordance with its debt agreements to enable the holders of equity interests in the Company to pay state and federal income taxes on their proportionate share of the Company's income. The amount of tax distributions paid during 1998, 1997 and 1996 were $13,312,000, $11,056,000 and $18,853,000, respectively. In addition to these permitted tax distributions, the Company paid non-tax distributions amounting to $18,700,000 during 1998. The Company's debt agreements contain provisions which restrict the ability of the Company to make distributions to the holders of equity interests, based on the Company's earnings, the ability of the Company to meet certain restrictions on borrowing, and certain other criteria.

RECENT SALES OF UNREGISTERED SECURITIES

       On December 29,1998 the Company issued an aggregate of 126,245 ownership units in Horseshoe Gaming, L.L.C. (.13%) to one individual upon exercise of an option. There were no underwriters involved in the foregoing issuance of equity securities and such issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering. The excess price of such option is not due to be paid to the Company until the value of the underlying ownership units is fixed according to the procedure established in the option agreement.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

        The following table summarizes certain selected consolidated financial data, which should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere herein and with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial data as of and for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 have been derived from the Company's audited consolidated financial statements included elsewhere herein.

                                                       YEAR ENDED DECEMBER 31
                                        ------------------------------------------------------
                                          1998        1997       1996      1995(B)   1994(A)
                                        ----------  ---------  ----------  --------  ---------
                                                              (Thousands)
STATEMENT OF OPERATIONS DATA:
   Net revenues:
      Casino                             $429,825   $321,236   $ 317,479   $283,402  $ 59,230
      Non-casino                           31,351     13,857      14,258     14,983     4,173
                                        ----------  ---------  ----------  --------  --------
                                          461,176    335,093     331,737    298,385    63,403
OPERATING EXPENSES:
      Casino                              245,234    175,394     162,408    133,299    24,339
      Non-casino                           34,654     20,283      20,474     20,131     4,987
      Other                                58,370     48,217      51,980     54,331    26,637
      Asset write-down                     12,911          -           -          -         -
      Corporate expenses (f)               12,947     22,490      10,254      3,375
      Depreciation and amortization        33,888     19,411      15,989     12,545      2,499
                                        ----------  ---------  ----------  --------  ---------
   Operating income                        63,172     49,298      70,632     74,704      4,941
   Interest (expense) income, net         (37,672)   (15,796)    (21,964)   (18,735)    (6,259)
   Gain on sale of land                         -          -           -          -      5,242
   Other, net                                (228)      (429)        154          -          -
                                        ----------  ---------  ----------  --------  ---------
   Net income before extraordinary
   loss on early retirement of debt and
   minority interest                       25,272     33,073      48,822     55,969      3,924
   Extraordinary loss on early
   retirement of debt                        (787)    (5,243)                (7,179)
   Minority interest in (income) loss
   of subsidiaries (c)                        640       (420)     (1,861)    (8,850)    (5,691)
                                        ----------  ---------  ----------  --------  ---------
   Net income (loss)                     $ 25,125   $ 27,410    $ 46,961   $ 39,940   $ (1,767)
                                        ----------  ---------  ----------  --------  ---------


                                                          AS OF DECEMBER 31
                                        ------------------------------------------------------
                                          1998        1997       1996      1995(b)   1994(a)
                                        ----------  ---------  ----------  --------  ---------
                                                              (Thousands)
BALANCE SHEET DATA:
   Cash and cash equivalents (e)         $ 84,151   $ 48,710    $ 79,159   $65,541   $ 18,584
   Total Assets                           560,448    511,556     377,597   300,088    145,535
   Long-term debt, including
   current maturities (d)                 388,718    313,275     232,708   197,603    124,963
   Total members' equity                   71,151     64,595      79,782    52,747      3,633


(a)     The Horseshoe Bossier City opened on July 9, 1994.

(b)     The Horseshoe Casino Center opened on February 13, 1995.

(c) The Company owns less than 100% of certain subsidiaries. Minority interest represents the share of each subsidiary's income attributable to those interests not owned by The Company as well as the 1994 gain on sale of land by RPG of $5,242,000 distributed to some, but not all, of the Company's members.

(d) Includes deferred interest payable on notes payable to affiliates of $2,467,000 as of December 31, 1994.

(e) Excludes escrow funds, restricted for expansion of existing facilities, development of new projects or repayment of debt, amounting to approximately $42,235,000 (1996) and $31,316,000 (1995).

(f) Includes deferred compensation charges related to redeemable ownership interests of $4,245,000, $15,066,000, $4,340,000 and $2,557,000 for the
        years ended December 31, 1998, 1997, 1996 and 1995, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis provides information which Management believes is relevant to an assessment and understanding of the Company's consolidated financial condition and results of operations. The discussion should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and notes thereto included elsewhere herein.

INTRODUCTION

        Entities controlled by Mr. Jack B. Binion developed and opened the Horseshoe Bossier City, which is owned by HE and which commenced operations on July 9, 1994, and developed and opened the Horseshoe Casino Center, which is owned by RPG and which commenced operations on February 13, 1995. Effective October 1, 1995, Mr. Binion and certain related and unrelated parties transferred their ownership interests in HE and RPG to Horseshoe Gaming in exchange for ownership interests in the Company (the "Roll-up Transaction"). The Roll-Up Transaction resulted in in the Company (a holding company) owning 50% or more of several entities that were previously owned by Mr. Binion, certain related parties and certain unrelated parties.

       As a result of the Roll-Up Transaction, in the Company owned 89% of HE, 100% of RPG, and 80% of Horseshoe Ventures, L.L.C., a Delaware limited liability company that was formed to pursue casino development opportunities in new jurisdictions ("Horseshoe Ventures"). As of December 31, 1995, in the Company acquired an additional 2.92% ownership interest in HE bringing its total ownership to 91.92%. The consolidated financial statements of the Company include the assets, liabilities, revenues and expenses for all entities included in the Roll-Up Transaction, as if such entities were subsidiaries of the Company for all periods presented. Further, prior to the Roll-Up Transaction, Mr. Binion incurred certain expenses pursuing casino development opportunities in new jurisdictions. Horseshoe Ventures reimbursed Mr. Binion for these expenses in October 1995. These expenses are included in the consolidated financial statements of the Company, for all periods presented, as if they had been incurred by Horseshoe Ventures.

RESULTS OF OPERATIONS

       The Horseshoe Casino Center competes with eight other casinos in the competitive Tunica County, Mississippi, market. Horseshoe Casino Center has substantially completed a significant expansion of its facilities (see "Liquidity and Capital Resources" for additional discussion of such project). Several of the other existing Tunica casinos have also substantially expanded their gaming facilities, including constructing additional hotel rooms. While Management expects that its competitors' expansions will affect the Horseshoe Casino Center's revenues and operating income in the near term, Management believes they will increase the size and scope of the overall Tunica gaming market, mitigating, at least in part, the potential adverse impact on operating levels at the Horseshoe Casino Center in the long term. The impact on operating margins from the overall increase in supply to this market is uncertain.

        The Horseshoe Bossier City is one of four riverboat casinos currently operating in the Bossier City/Shreveport, Louisiana market. The Louisiana Gaming Control Board recently granted approval to transfer the license for a New Orleans casino, which is now closed, to a new proposed facility to be located adjacent to an existing competitor's facility in Shreveport, which is expected to open for business in 2000. The Louisiana Legislature has also passed a law authorizing slot machines at the horse racing track in Shreveport, although when, and if, slot operations will actually begin at the track is uncertain. The Horseshoe Bossier City has substantially completed its major expansion project (see "Liquidity and Capital Resources" section for additional discussion of such project). While Management expects that possible new competition from the transferred license will affect the Horseshoe Bossier City's revenues and operating income in the near term, management believes the expansion of the Horseshoe Bossier City and the addition of a riverboat casino and slot machines at the racetrack in the Bossier City/Shreveport market will increase the size and scope of the overall gaming market, mitigating, at least in part, the potential adverse impact on operating levels at the Horseshoe Bossier City in the long term. The impact on operating margins from the overall increase in supply to this market is uncertain

YEARS ENDED DECEMBER 31, 1998 AND 1997

        Net revenues for the year ended December 31, 1998 were $461.2 million, compared to $335.1 million for the year ended December 31, 1997. Operating profit before corporate expenses, development expenses and asset write-down increased to $89.5 million for the year ended December 31, 1998, from $73.4 million for the comparable 1997 period. The increase in net revenues and operating profit before corporate expenses, development expenses and asset write-down occurred as a result of an increase in gaming capacity from the expansions that occurred at both the Horseshoe Casino Center and Horseshoe Bossier City.

        The Horseshoe Casino Center

        The Horseshoe Casino Center contributed net revenues and operating profit before corporate expenses of $221.8 million and $51.2 million, respectively, for the year ended December 31, 1998 and $167.2 million and $45.6 million, respectively, for year ended December 31, 1997.

        The Horseshoe Casino Center's net revenues included casino revenues and non-casino revenues of $212.0 million and $9.8 million, respectively, for the year ended December 31, 1998 and $161.3 million and $5.9 million, respectively, for the year ended December 31, 1997. The increase in net revenues for the year ended December 31, 1998 compared to the prior year period was primarily due to increases in both slot revenue and table games revenue as a result of the recently completed expansion. Casino revenues were negatively impacted by a lower than normal win percentage in table games. Casino revenue per day increased approximately 31% in the year ended December 31, 1998 to $581,000 from $442,000 in the comparable 1998 period.

        The increase to $29.7 million in promotional allowances for the year ended December 31, 1998 compared to $14.3 million for the prior year period was partially due to an increase in the pricing structure of non-casino services. The recently completed expansion of the property (including the addition and/or upgrading of restaurants and hotel accommodations) provided management with an opportunity to increase the retail cost of hotel and food prices. Of the $15.4 million increase, $5.0 million was caused by an increase in prices. The majority of the remaining increase was caused by an increase in overall volume, primarily in hotel rooms and entertainment that were not present during 1997.

        The Horseshoe Casino Center's operating profit margin before corporate expenses for the year ended December 31, 1998 was 23.1% compared with 27.9% for the year ended December 31, 1997. The reduction in the margin was primarily caused by an increase in depreciation and amortization expense due to the expansion of the casino facility and by an increase in bad debt expense of $4.6 million.

        The Horseshoe Bossier City

        The Horseshoe Bossier City contributed net revenues and operating profit before corporate expenses, asset write-down and pre-opening expenses of $239.4 million and $38.7 million, respectively, for the year ended December 31, 1998 and $167.9 million and $27.9 million, respectively, for the year ended December 31, 1997.

        The Horseshoe Bossier City's net revenues include casino revenues and non-casino revenues of $217.8 million and $21.6 million, respectively, for the year ended December 31, 1998 and $160.0 million and $7.9 million, respectively, for the year ended December 31, 1997. The increase in net revenues for the year ended December 31, 1998 compared to the prior year period was primarily due to an increase in casino revenue resulting from the recently completed expansion at such property. Casino revenue per day increased approximately 36% in the year ended December 31, 1998 to $597,000 from $438,000 in the comparable 1997 period.

        The increase to $32.7 million in promotional allowances for the year ended December 31, 1998 compared to $14.9 million for the prior year period was partially due to an increase in the pricing structure of non-casino services. The recently completed expansion of the property (including the addition and/or upgrading of restaurants and hotel accommodations) provided management with an opportunity to increase the retail cost of hotel and food prices. Of the $17.8 million increase, $6.0 million was caused by an increase in prices. The majority of the remaining increase was caused by an increase in overall volume, primarily in hotel rooms.

        The Horseshoe Bossier City's operating profit margin before corporate expenses, asset write-down and pre-opening expenses for the year ended December 31, 1998 was 16.2% compared with 17.7% for the year ended December 31, 1997. The reduction was primarily caused by an increase in depreciation and amortization expense due to the expansion of the casino facility.

        The Horseshoe Bossier City's new riverboat casino facility replaced the existing riverboat casino facility (the "Queen of the Red"). The Queen of the Red, along with related gaming equipment, is included in assets held for sale in the Consolidated Balance Sheets at December 31, 1998. During the year ended December 31, 1998, the Company recorded a charge of $12.9 million to adjust the carrying value of the Queen of the Red to management's estimate of its net realizable value.

Other Factors Affecting Earnings

        Corporate expenses decreased approximately $9.5 million during 1998 primarily due to the compensation expense recorded in 1997 to reflect the increased value of redeemable ownership interests in the Company based on an independent appraisal. Certain of the Company's employees have ownership interests that are subject to provisions that require the Company to repurchase these ownership interests in the event of their termination at a price equal to the then fair market of the Company based on an independent appraisal (see "Employee Put/Call and Other Equity Repurchase Arrangements").

        The increase of $21.9 million in interest expense, net for year ended December 31, 1998, compared with the year ended December 31, 1997, is largely due to the increase in debt outstanding and the capitalization of interest in 1997. Approximately $11.2 million of construction period interest related to the expansion programs at Horseshoe Casino Center and Horseshoe Bossier City was capitalized in the year ended December 31, 1997. Total debt outstanding increased to $388.7 million as of December 31, 1998, from $313.3 million as of December 31, 1997. The increased borrowings were necessary to fund a major portion of the construction, as well as the Company's subsequent purchase of outstanding warrants (see Liquidity and Capital Resources below).

YEARS ENDED DECEMBER 31, 1997 AND 1996

        Net revenues of the Company for the year ended December 31, 1997 were $335.0 million as compared to $331.7 million for the comparable period in 1996. The overall increase in net revenues of $3.3 million, or 1%, was comprised of a $3.8 million increase in casino revenues, offset by a slight decrease in non-casino revenues. The Horseshoe Bossier City reported a decrease in casino revenues of $6.8 million, whereas the Horseshoe Casino Center reported an increase in casino revenues of $10.6 million over 1996.

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

        The Horseshoe Casino Center's margin for operating profit before corporate expenses for the year ended December 31, 1997 was 27.9% before the write-off of pre-opening expenses, compared with 32.0% for the year ended December 31, 1996. The reduction in operating profit before corporate expenses margin of 4.1 percentage points was primarily caused by three factors: (1) an increase in bad debt reserves because total gaming receivables increased more rapidly than revenue; (2) an increase in depreciation and amortization expense due to the expansion of the casino facility; and (3) increases in promotional programs and direct marketing programs.

The Horseshoe Bossier City

        The Horseshoe Bossier City contributed net revenues and operating profit before corporate expenses, respectively, of $167.9 million and $27.9 million for the year ended December 31, 1997 and $174.9 million and $36.9 million for the year ended December 31, 1996.

        The Horseshoe Bossier City's net revenues include casino revenues and non-casino revenues, respectively, of $160.0 million and $7.9 million for the year ended December 31, 1997 and $166.8 million and $8.1 million for the year ended December 31, 1996. The decrease in net revenues for the year ended December 31, 1997 compared to the prior year period is due to a 2.8% decrease in slot machine revenue, as well as decreases in win percentages in both slots and table games. Casino revenue per day decreased approximately 3.9% for the year ended December 31, 1997 to $438,000 from $456,000. The reduction in total casino volume occurred as a result of increased competition in the Bossier City/Shreveport market as well as the ongoing development and expansion of the entire operating facility.

        The Horseshoe Bossier City's margin for operating profit before corporate expenses for the year ended December 31, 1997 was 17.7% before the write-off of pre-opening expenses, compared with 21.1% for year ended December 31, 1996. The reduction in operating profit before corporate expense margin of
3.4 percentage points was primarily caused by two factors: (1) an increase in depreciation and amortization due to the property improvements and (2) a decrease in win percentage in slots and table games.

Other Factors Affecting Earnings

        Development expenses, which are included in operating income, were $1.7 million and $6.6 million for the years ended December 31, 1997 and 1996, respectively. The 1996 period includes expenses associated with the Company's failure to obtain a license to conduct gaming in the State of Indiana.

        Corporate expenses increased approximately $12.2 million during 1997 primarily due to the non-cash charge to compensation expense to reflect the increased value of redeemable ownership interests in the Company. Certain of the Company's employees have ownership interests that are subject to provisions that require the Company to repurchase these ownership interests in the event of their termination at a price equal to the then fair market of the Company based on an independent appraisal (see "Employee Put/Call and Other Equity Repurchase Arrangements").

        Interest expense declined approximately $7.3 million in 1997 as compared to 1996, principally as a result of the capitalization of interest expense related to the Horseshoe Casino Center and Horseshoe Bossier City expansion projects. Total interest capitalized for the years ended December 31, 1997 and 1996 was $11.2 million and $1.3 million, respectively.

        In November 1997, the Company completed the exchange offering of its $160 million of 9.375% Senior Subordinated Notes due June 15, 2007, for publicly registered notes with substantially identical terms. Proceeds from the original offering of notes in a private placement in June 1997 were used to extinguish certain borrowings of the Company and fund a portion of the expansion of the Company's existing facilities. An extraordinary loss of approximately $5.2 million was recognized in the second quarter in conjunction with the debt redemption.

LIQUIDITY AND CAPITAL RESOURCES

      In October 1995, the Company refinanced substantially all of its existing indebtedness with net proceeds from an initial draw of $93.2 million on a $100 million credit facility (the "Initial Credit Facility") and from the sale of $100 million of 12.75% Senior Notes due 2000 ("Senior Notes"). The Senior Notes were sold with warrants to purchase an additional $50 million of Senior Notes at 98.15% of the par value of the Senior Notes. The Company received approximately $49 million in net proceeds, after deducting fees and expenses, when the warrants were exercised in 1996.

      On June 15, 1997, the Company issued $160 million of 9.375% Subordinated Notes due 2007 ("Subordinated Notes"). The Subordinated Notes were issued at 99.899% of par value and have an effective interest rate of 9.39%. The Subordinated Notes are unsecured and require semi-annual interest payments. A portion of the proceeds from the Subordinated Notes was used to substantially retire variable rate debt and to purchase $13 million of the Senior Notes. An extraordinary loss on early retirement of debt of $5.2 million was recognized in 1997 for prepayment penalties and premium and the write-off of unamortized discounts and deferred finance charges. The remaining proceeds were used to fund a portion of the expansion of the Company's existing facilities.

      On November 12, 1997, the Company finalized a restructuring of its bank facility. Pursuant to the terms of the agreement, the lender agreed to provide a $130 million Senior Secured Revolving Credit Facility. As of December 31, 1998, the Company had drawn $100.0 million under the credit facility, which have enabled the Company to fund the completion of the expansion of the Bossier City and Tunica properties.

      Cash and cash equivalents totaled $84.2 million as of December 31, 1998. Management believes that the Company's cash and cash equivalents on hand, cash from operations and additional borrowings under its credit facility will be adequate to meet the Company's existing debt service obligations and capital expenditure commitments for the next twelve months.

DEVELOPMENT

      Tunica, Mississippi

        Horseshoe Casino Center has substantially completed the expansion of its casino facility at a cost of approximately $109.8 million. The newly expanded casino complex, which was completed on January 21, 1998, includes an additional 15,000 square feet of gaming space (the gaming facility now includes 1,546 slot machines, 64 table games and 12 poker tables), 312 hotel suites (in addition to the existing 195 room hotel facility), a health club and meeting room facilities, a multi-level, 1,100 space parking garage and Bluesville, an entertainment facility which accommodates approximately 1,000 customers. The addition or renovation of several full-service, themed, gourmet restaurants and retail facilities served to complement the expansion project.

      Bossier City, Louisiana

      Horseshoe Bossier City has substantially completed the expansion of its entire casino facility at a cost of approximately $204.4 million. The newly expanded casino facility, which was completed on January 28, 1998, features a new riverboat casino facility with approximately 27% more gaming positions (the gaming facility now includes a total of 1,343 slot machines, 58 table games and 11 poker tables), a 25 story hotel tower with 606 suites, meeting room facilities, a health club, the renovation and expansion of existing dockside facilities, the addition of two specialty restaurants, the complete renovation and expansion of the existing buffet, as well as the recently completed 1,100 space parking garage, administration building and remodeled existing steak house restaurant. In December, 1998 the Horseshoe Bossier City completed construction of an entertainment facility at a cost of approximately $3 million and has just recently completed an expansion of its current parking facility which include an additional 1,000 spaces. The total cost of the additional parking facility is estimated to be approximately $9 million. Management is funding the additional parking and entertainment facility through cash from operations.

PROPOSED ACQUISITION

      On September 2, 1998, we entered into an "Agreement and Plan of Merger" to acquire the operating subsidiaries of Empress Entertainment, Inc. ("Empress") for an estimated $609 million, including assumption of a portion of Empress' existing debt aggregating approximately $150 million. Empress owns two riverboat gaming operations: one in Hammond, Indiana with 44,000 square feet of gaming space; and one in Joliet, Illinois with 36,000 square feet of gaming space. We intend to finance the acquisition through new borrowings. Under the terms of the agreement relating to the Empress acquisition (the "Merger Agreement"), we made a down payment of $10 million towards the purchase price. The transactions contemplated by the Merger Agreement are subject to the approval of the Mississippi Gaming Commission, the Louisiana Riverboat Gaming Commission, the Illinois Gaming Board and the Indiana Gaming Commission. The Merger Agreement provides that each party has the right to terminate the agreement certain circumstances, which in some instances provides for Empress to retain the $10 million down payment as well as receive other consideration not to exceed $3 million. There can be no assurance that we will be successful in obtaining the necessary approvals or additional financing to complete the Empress acquisition.

OTHER ITEMS

       On October 13, 1998 the Company was notified by Lady Luck Gaming Corporation that it was terminating the joint venture agreement to develop a casino in Vicksburg, Mississippi. Management of Lady Luck indicated that it was terminating the joint venture plans because of extended legal proceedings concerning the suitability of gaming on the nearby Big Black River.

       On January 13, 1999 the Company repurchased outstanding warrants held by a third party which entitled such third party to purchase approximately 6.99% ownership in the Company from its largest shareholder, Horseshoe Gaming, Inc. ("HGI"), for an exercise price of $510,000. Upon acquisition, the Company exercised the warrants and retired the membership units acquired from HGI. The total cost of the warrants, including fees, expenses and the exercise price paid to HGI was approximately $34.4 million, which will be recorded as a reduction in members' equity in the first quarter of 1999.

EMPLOYEE PUT/CALL AND OTHER EQUITY REPURCHASE ARRANGEMENTS

       The Company has employment agreements with certain officers (and an option agreement with one officer) which contain put/call options whereby, upon termination of employment, the Company must, at the election of such officer, and may, at the Company's election, purchase such officer's ownership interest in the Company for an amount equal to the fair market value of such interest as determined by an independent appraisal or an arbitration process. As of December 31, 1998, the aggregate fair market value of all interests subject to such put/call options (representing approximately 9.3% ownership of the Company) was $53.7 million based on an appraisal obtained by the Company in November 1997. Such agreements provide that the purchase price for the employee's ownership interest shall be paid in cash, either upon transfer of the interest to the Company or in installments over a three-year or five-year period, depending on the aggregate purchase price. Five former officers of the Company that have recently elected not to renew their employment contracts, or have been terminated, held ownership interests totaling 7.4% and had employment agreements which contained a put/call option. The Company has been notified that four of the put/call options will be exercised by the former employees. One employee has agreed not to exercise his put/call option until January 1, 2001. The Company expects to fund such repurchase obligations through working capital or additional borrowings.

       The Company has a 1997 Unit Option Plan under which they may grant options in an aggregate of up to 631,225 Units in Horseshoe Gaming to officers, key employees and consultants. The Company has granted to four employees Options to purchase 631,225 Units pursuant to the plan through Unit Option Agreements which contain a put/call provision under the same terms as described above for the employment put/calls. One former employee that has a Unit Option Agreement with the Company has elected not to renew his employment agreement and has exercised his put.

CERTAIN ACCOUNTING PRONOUNCEMENTS

        During the first quarter of 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. There was no impact of such adoption on the Company's consolidated financial statements, as total comprehensive income is the same as net income for all periods presented.

YEAR 2000 READINESS DISCLOSURE

        The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

        If the Company's systems (Gaming or Non-Gaming) do not function, or fail to function properly as a result of the century change, the Company would have to operate under alternative procedures (some manual) until a proper resolution of the failure can be ACHIEVED. The Company has not completed its assessment of its Year 2000 issues, but has initiated a company-wide program to identify and address issues associated with the ability of its hardware and software to properly recognize the Year 2000 to avoid interruption of its operation as a result of the century change on January 1, 2000. The Company has divided its Year 2000 compliance program into three phases. As a part of the first phase of the Company's Year 2000 compliance program, the Company conducted an internal review of its computer systems to identify the systems that could be affected by the Year 2000 problem, including both "information technology" systems (such as software that processes financial and other information) and non-information technology systems (such as fire protection and environmental control).

        The Company is in the process of completing the second phase of its Year 2000 compliance program, which involves (1) the implementation of its existing remediation plan to resolve the Company's internal Year 2000 issues, and (2) the identification of any potential year 2000 issues with the Company's significant vendors and suppliers. Material vendors and suppliers were sent questionnaires so that their internal compliance could be outlined to the Company in a uniform and consistent manner. A secondary review of these vendors by a committee is being performed, and the more significant vendors will be extensively audited or be required to provide more extensive evidence of internal compliance. The second phase of its compliance program is expected to be completed by June 1, 1999.

        The Company will soon commence with the third and final phase of its Year 2000 compliance program which involves the (1) extensive testing of all systems for any remaining Year 2000 concerns, and (2) the extensive construction and review of contingency plans by an internal Year 2000 task force comprised of both key corporate and property executives and personnel. This task force will consider every possible scenario of non-compliance, both internally and externally, and insure an alternate procedure (either manual or systematic) exists for the contingency. This phase is expected to be completed by September 30, 1999.

        Two of the major internal hardware and software systems (financial accounting software system and human resource system) utilized by the Company have been identified to be not compliant with the Year 2000. These systems will be required to be upgraded to a current platform that is Year 2000 compliant. The Company is also undertaking the installation of a Year 2000 compliant slot accounting software product in the Bossier City property to replace the current system that is not Year 2000 compliant. The majority of the remaining internal hardware and software systems are in the process of being converted to Year 2000 compliant equipment.

        The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 issue will not pose significant operational problems for the Company's internal computer systems as so modified and converted. However, if such modifications and conversions are not completed on a timely basis, the Year 2000 problem may have a material adverse impact on the financial condition and results of operations of the Company. In addition, in the event that any of the Company's significant suppliers and other parties with which the Company has a material relationship do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. Management estimates that the total cost associated with the Year 2000 compliance program will be approximately $500,000. The Company plans to fund expenditures associated with Year 2000 compliance from working capital.

ITEM 7A QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's exposure to market risk is changes in its interest rate risk associated with long term debt. To date, the Company has not held or issued derivative financial instruments for trading purposes, and the Company does not enter into derivative transactions that would be considered speculative positions. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

                             (Dollars in thousands)


                                                               Maturity Date
                                  ---------------------------------------------------------------------------------     Fair
                                   1999        2000        2001        2002        2003     Thereafter      Total      Value(1)
                                  ------     --------     ------      ------       -----    ----------     --------    --------
Liabilities
  Long-term debt
    Fixed rate                    $1,175     $127,681     $   --      $   --       $  --     $159,863      $288,719    $304,145
      Average interest rate        8.250%      12.750%        --          --          --        9.375%
    Variable rate                 $   --     $100,000     $   --      $   --       $  --     $     --      $100,000    $100,000
      Average interest rate(2)        --        7.150%        --          --          --           --






(1) The fair values are based on the borrowing rates currently available for debt instruments with similar terms and maturities and market quotes of the Company's publicly traded debt.

(2) The average interest rates were based on December 31, 1998, variable rates. Actual rates in future periods could vary.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        See the Index to Consolidated Financial Statements and the Index to Financial Statement Schedules included at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Section 6.2 of the Limited Liability Company Agreement of the Company (the "Company Agreement") provides that the Company shall be managed by a manager (the "Manager"). Pursuant to Section 6.1 of the Company Agreement, HGI serves as the Manager of the Company until the occurrence of its "Withdrawal" which, pursuant to Section 1 of the Company Agreement, means the occurrence of the bankruptcy (as defined in the Company Agreement), dissolution or liquidation of HGI, or the withdrawal, resignation or retirement of HGI from the Company for any reason, and those situations when HGI may no longer continue as a member of the Company by reason of any law or pursuant to any terms of the Company Agreement. HGI has only one class of stock outstanding. The outstanding shares of common stock of HGI are owned 68.52% by Mr. Binion, 15.74% by Peri Howard and 15.74% by Leslie Kenny.

        The current executive officers and directors of HGI and certain officers of RPG and HE, are listed below, together with their ages and all positions and offices held by them.

                          Age                              Position
                          ---                              --------
Jack B. Binion            62    Chairman of the Board of Directors and Chief Executive
                                Officer, President and Secretary of HGI.
Leslie Kenny              43    Director of HGI.
Peri Howard               38    Director of HGI.
Roger Wagner              51    Senior Vice President and Chief Operating Officer of HGI.
Kirk C. Saylor            42    Treasurer and Chief Financial Officer of HGI.
Jon Wolfe                 31    Vice President - Chief Information Officer of HGI.
Gary Border               49    Senior Vice President - Marketing of HGI.
David Carroll             44    Senior Vice President - Human Resources of HGI.
J. Lawrence Lepinski      52    Senior Vice President and General Manager of Horseshoe
                                Bossier City.
Bob McQueen               45    Senior Vice President and General Manager of Horseshoe Casino
                                Center.
John Moran                35    Vice President-Database Marketing and Analysis for HGI.

        Mr. Binion has served as Chairman of the Board, Chief Executive Officer, President and Secretary of HGI since January 1, 1999. Prior thereto, he served as the Chief Executive Officer of HGI, the manager of the Company, since its inception (under the name New Gaming Capital Corporation) in December 1992 and as Chief Executive Officer of the general partner of New Gaming Capital Partnership since immediately prior to the Roll-Up Transaction. Mr. Binion also served as the Chief Executive Officer of the general partner of RPG, the entity that operates the Horseshoe Bossier City, from its inception in May 1993 until it merged into HGI in the Roll-Up Transaction. From 1964 to July 1998, Mr. Binion was the President and Chief Executive Officer of the Horseshoe Club, which owns and operates Binion's Horseshoe Casino in Las Vegas, Nevada. Mr. Binion will serve as Chairman of the Board until further notice.

        Ms. Kenny is the daughter of Mr. Binion's wife. She was elected director in September 1998 and will serve until further notice. Ms. Kenny has been self-employed since 1983.

        Ms. Howard is the daughter of Mr. Binion's wife. She was elected director in September 1998 and will serve until further notice. Ms. Howard has served in various capacities with Horseshoe Casino Center since 1995 and Binion's Horseshoe Casino in Las Vegas from 1993 to 1995.

        Mr. Wagner has been Senior Vice President and Chief Operating Officer of HGI since November 1998. From March 1998 to November 1998 Mr. Wagner was not employed. From October 1996 to March 1998, Mr. Wagner served as President of the development company for Trump Hotel and Casino Resorts in Atlantic City, New Jersey. Prior thereto, Mr. Wagner served as President and Chief Operating Officer of Trump Castle Casino in Atlantic City, New Jersey since January 1991.

        Mr. Saylor has been Vice President and Chief Accounting Officer of HGI since November 1998. He has also served as the Company's Chief Financial Officer since August 1, 1998. From November 1995 to November 1998, Mr. Saylor served as HGI's Corporate Controller. From October 1994 to November 1995, Mr. Saylor served as Vice President and Chief Financial Officer of Lone Star Casino Corp. in Las Vegas. From June 1993 to October 1994, Mr. Saylor served as Chief Financial Officer of Binion's Horseshoe Casino in Las Vegas.

        Mr. Wolfe has been Vice President and Chief Information Officer of HGI since October 1998. From October 1995 to October 1998 Mr. Wolfe was Director of Information Systems for HGI. From July 1994 to October 1995 Mr. Wolfe was Director of Information Systems for Horseshoe Casino Center and from October 1993 to July 1994 Mr. Wolfe was Director of Information Systems for President Casinos.

        Mr. Border has been Senior Vice President - Marketing of HGI since July 1996. Since 1987, Mr. Border served as President and founder of Marketing Results, Inc.

        Mr. Carroll has been Senior Vice President - Human Resources of HGI since November 1998. From August 1997 to November 1998, Mr. Carroll was Vice President - Human Resources of HGI. From September 1993 to November 1998, Mr. Carroll was Director of Human Resources for Harrah's Casino in Shreveport, Louisiana.

        Mr. Lepinski has been Senior Vice President and General Manager of the Horseshoe Bossier City since September 1995. Prior thereto, Mr. Lepinski served as General Manager of Bally's Saloon and Gambling Hall in Tunica, Mississippi since August 1993.

        Mr. McQueen has been Senior Vice President and General Manager of the Horseshoe Casino Center since July 1996 and prior to that as Vice President of Casino Operations for Horseshoe Casino Center since June 1994. From April 1992 to June 1994 Mr. McQueen served as a Senior Level Executive with Carnival Cruise Lines.

       Mr. Moran has been Vice President-Database Marketing and Analysis of HGI since November 1998. From December 1996 to November 1998 Mr. Moran was Director of Club Operations and Analysis for HGI. From September 1995 to December 1996 Mr. Moran was Director of Club Operations and Analysis for the Horseshoe Club and from February 1987 to September 1995 was Director of Marketing Operations for the Claridge Casino and Hotel.

ITEM 11.       EXECUTIVE COMPENSATION.

        The following table sets forth all compensation awarded to, earned by or paid to the Chief Executive Officer and the six most highly compensated executive officers (the "Named Executive Officers") for their services to the Company for the years ended December 31, 1998, 1997 and 1996.

                           SUMMARY COMPENSATION TABLE


                                            ANNUAL COMPENSATION
   NAME AND PRINCIPAL              ------------------------------------    OTHER ANNUAL    ALL OTHER
        POSITION                   YEAR         SALARY          BONUS      COMPENSATION  COMPENSATION(4)
   ------------------              ----       ----------       --------    ------------  ---------------
Jack B. Binion                     1998       $1,000,000       $      0       $    0       $     0
Chairman of the Board,             1997                0              0            0             0
CEO President and                  1996                0              0            0             0
Secretary

Gary A. Border Senior VP           1998          350,000              0            0         3,550
     Marketing                     1997          350,000              0            0         3,550
                                   1996          168,996              0            0         1,646

J. Larry Lepinski Senior VP        1998          189,231         94,493            0         5,867
     General Manager -             1997          180,000        120,000            0         5,525
     Horseshoe Bossier City        1996          180,000         71,980            0         1,856

Bob McQueen Senior VP              1998          168,476         95,000            0        12,594
     General Manager -             1997          161,510         95,000            0         4,636
     Horseshoe Casino Center       1996          127,203         95,000            0         1,607

Kirk C. Saylor (1)                 1998          132,488         75,000            0         4,107
     Chief Financial Officer       1997          126,966         15,000            0         4,006
                                   1996          122,901         15,000            0         1,659

Paul R. Alanis (2)                 1998          517,308              0            0        12,982
     Former President              1997          500,000        195,000            0        19,355
                                   1996          494,636        200,000            0         7,351

J. Michael Allen (3)               1998          362,115              0            0         8,992
     Former Senior VP-             1997          350,000              0            0        10,853
     Operations                    1996          367,713              0            0         1,792

(1) Mr. Saylor has served as the Company's Chief Financial Officer since August 1, 1998.

(2)     Mr. Alanis' served as the Company's President until September 1998.

(3)     Mr. Allen served as the Company's Senior VP-Operations until September
        1998.

(4)     Premium on insurance policies.

COMPENSATION OF DIRECTORS; COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The Bylaws of HGI provide for a six-member board of directors. There are currently three directors. Directors serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Vacancies on the board of directors may be filled by a majority of the remaining directors. The Chairman of the Board of Directors receives no compensation for services on the board, Peri Howard receives $150,000 and Leslie Kenny receives no compensation for services on the board.

        Officers serve at the discretion of the Board. The Board has no Compensation Committee.

EMPLOYMENT AGREEMENTS

       Mr. Binion has provided services pursuing, developing and managing gaming operations for the Company and its subsidiaries. A salary of $1,000,000 was accrued for Mr. Binion for his services during 1998. There is no existing employment agreement providing for Mr. Binion to receive compensation for his services in the future. It is anticipated, however, that Mr. Binion will enter into an employment agreement with HGI, the Manager of the Company in 1999.

       Gary Border is employed as the Senior Vice President - Marketing for the Company pursuant to an employment agreement with the Company dated November 23, 1998. Mr. Border's term of employment under the employment agreement expires December 1, 2002. Mr. Border is responsible for supervising the marketing departments of the Company, developing and creating marketing strategies, creative strategies, planning and support for all national local markets, assisting the general managers of various properties owned by subsidiaries or affiliates of the Company and coordinating and overseeing the various department heads charged with casino and hotel marketing. Mr. Border earns compensation of three hundred fifty thousand dollars ($350,000) per year base salary and a discretionary bonus not to exceed 50% of the base salary. In addition, Mr. Border was granted a one-hundred thousand dollar ($100,000) signing bonus upon execution of the employment agreement.

       Larry Lepinski is employed as a Senior Vice President and General Manager of the Bossier Facility for the Company pursuant to an employment agreement with the Company dated November 23, 1998. Mr. Lepinski's term of employment under the employment agreement expires December 1, 2002. Mr. Lepinski is responsible for supervising the day to day operations of the Company's Bossier City, Louisiana Facility. Mr. Lepinski earns compensation of two hundred eight thousand dollars ($208,000) per year base salary and a discretionary bonus not to exceed 50% of the base salary. In addition, Mr. Lepinski was granted an eighteen thousand dollar ($18,000) signing bonus upon execution of the employment agreement.

       Robert McQueen is employed as a Senior Vice President - General Manager of the Tunica Facility of the Company pursuant to an employment agreement with the Company dated October 15, 1998. Mr. McQueen's term of employment under the employment agreement expires October 15, 2001. Mr. McQueen is responsible for supervising the day to day activities of the Company's Tunica Facility. Mr. McQueen earns compensation of two hundred thousand dollars ($200,000) per year base salary and a bonus of ninety-five thousand dollars ($95,000) for calendar years 1998 and 1999, and a discretionary bonus not to exceed 50% of his base salary for each year thereafter.

        Kirk Saylor is employed as a Vice President - Chief Accounting Officer for the Company pursuant to an employment agreement with the Company dated November 15, 1998. Mr. Saylor is also serving as the Company's Chief Financial Officer. Mr. Saylor's term of employment under the employment agreement expires December 1, 2002. Mr. Saylor is responsible for overseeing the senior accounting operations of the Company's facilities and assisting in the opening of any casino and hotel facilities to be developed or acquired by subsidiaries or affiliates of the Company. Mr. Saylor earns compensation of one hundred fifty thousand dollars ($150,000) per year base salary and a discretionary bonus not to exceed 50% of the base salary.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth certain information regarding beneficial ownership of membership interests in the Company ("Units"), as of March 1, 1999, by each person who is known by the Company to own beneficially more than 5% of the Units, by each director of the Company, each of the executive officers and by all directors and executive officers of the Company as a group.

                                                                     PERCENTAGE
                             NAME(1)            NUMBER OF UNITS       OF UNITS
                             -------            ---------------       --------
                    Jack B. Binion ...........    73,692,122(2)       78.62   %
                    Phyllis M. Cope...........     6,555,882(3)        6.99   %
                    Leslie Kenney.............       378,025              *
                    HGI.......................    23,697,909          25.28   %
                    Peri Howard...............     8,737,315(4)        9.32   %
                    Larry Lepinski............       252,490(5)           *
                    Bob McQueen...............       144,862              *
                    Paul Alanis (6)...........     3,155,935            3.37  %
                    Mike Allen (7)............     1,316,203            1.40  %
                    Directors and executive
                    officers as a group (9        78,561,612           83.82  %
                    persons)..................

*       Less than 1%.

(1) The persons named in this table have sole voting power and investment power with respect to all shares of capital stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in this table and these notes. Unless otherwise indicated, the address for each of the persons or entities listed above is c/o the Company at 4024 Industrial Road, Las Vegas, NV 89103.

(2)     Includes (a) the 17,366,247 Units held by Mr. Binion as an individual;
        (b) the 23,697,909 Units owned by HGI, of which Mr. Binion is President, Chairman of the Board of Directors and the majority shareholder; (c) the 6,555,882 Units owned by Phyllis M. Cope; (d) the 8,737,315 Units owned by Peri Howard; (e) the 378,025 units owned by Leslie Kenney; and (f) 16,956,744 Units held by members of Mr. Binion's family or trusts for the benefit of members of Mr. Binion's family. Mr. Binion expressly disclaims beneficial ownership of the 56,325,875 Units which are held of record by HGI or by members of Mr. Binion's family or by trusts established for the benefit of certain members of the families of Mr. Binion or Phyllis M. Cope, for purposes of Sections 13(d) and 13(g) of the Exchange Act.

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

(4) Includes 945,059 Units held by Peri Howard, as Trustee of the Ted J. Fechser Trust, 945,059 Units held by Peri Howard, as Trustee of the Fancy Ann Fechser Trust, 945,059 Units held by Peri Howard, as Trustee of the James Christopher Fechser Trust, 945,059 Units held by Peri Howard, as Trustee of the Robert Daniel Fechser Trust, 945,059 Units held by Peri Howard, as Trustee of the Katie O'Neill Trust, 945,059 Units held by Peri Howard, as Trustee of the Kellie O'Neill Trust, 945,059 Units held by Peri Howard, as Trustee of the Rachel Fechser Trust, 945,059 Units held by Peri Howard, as Trustee of the Ben E. Johnson Trust, 189,013 Units held by Peri Howard, as Trustee of the Bonnie Binion Trust, and 189,013 Units held by Peri Howard, as Trustee of the Benny Behnen Trust; 189,013 Units held by Peri Howard, as Trustee of the Jack Behnen Trust, 231,779 Units held by Robinson Property Group, Inc. (of which Peri Howard is the sole shareholder, director and officer), and 378,025 Units held by Peri Howard as an individual. Peri Howard expressly disclaims beneficial ownership of any Units held by her as trustee of such trusts, which are trusts established for the benefit of certain members of the families of Mr. Binion or Phyllis M. Cope, for purposes of Sections 13(d) and 13(g) of the Exchange Act.

(5)     Represents options that are currently exercisable.

(6) Former President. Mr. Alanis' address is 675 Burleigh Drive, Pasadena, CA 91005.

(7) Former Vice President-Operations. Mr. Allen's address is 8408 Turtle Creek Circle, Las Vegas, NV 89113.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The Company conducts a portion of its marketing through an entity that is owned by the wife of an officer. Amounts paid to this company for fees and reimbursable expenses totaled $3,625,000, $2,648,000 and $1,632,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

        The Company has made loans to various employees (including some who are now former employees) with ownership interests in the Company. The amount outstanding under these loans was $2,677,000 and $2,214,000 as of December 31, 1998 and 1997, respectively. The loans to employees, which are evidenced by notes, are secured by their ownership interests in the Company. The notes have various due dates through October 1999 with interest rates ranging from 7% to 10%, and will be repaid out of the proceeds of the put/call provisions relating to such ownership interests.

        The Company and Walter Haybert, the former Chief Financial Officer of the Company, are parties to an agreement whereby the Company has agreed to pay Mr. Haybert $150,000 per year for each of 1999 and 2000 as advances against the purchase price for his interest in the Company. Mr. Haybert's interest in the Company is subject to purchase by the Company pursuant to the put/call provisions that were contained in his employment agreement with the Company.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                                         PAGE
                                                                                        NUMBER
                                                                                        ------
(a)(1)  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:

        HORSESHOE GAMING L.L.C. AND SUBSIDIARIES...........................................F-2
        NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY ....................................F-17
        ROBINSON PROPERTY GROUP, L.P. ....................................................F-29

(a)(2)  INDEX TO FINANCIAL STATEMENT SCHEDULES:

        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS....................................S-2

        All other schedules are omitted as the required information is inapplicable or not present in amounts sufficient to require submission of the schedule, or because the information is presented in the consolidated financial statements or related notes thereto.

        The exhibits listed on the accompanying Exhibit Index are filed as part of this Form 10-K.

(b)     REPORTS ON FORM 8-K:

        There were no reports filed on Form 8-K for the quarter ended December 31, 1998.

SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Las Vegas, State of Nevada, on March 23, 1999.

                                    Horseshoe Gaming, L.L.C.,
                                    a Delaware limited liability company

                                    By:    Horseshoe Gaming, Inc.,
                                           a Nevada corporation
                                    Its:   Manager


                                           By:    /s/ Jack B. Binion
                                                  ------------------------
                                                  Jack B. Binion
                                           Its:   Chief Executive Officer,
                                                  President, Secretary and
                                                  Chairman of the Board of
                                                  Directors

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      SIGNATURE                                  TITLE                                         DATE
      ---------                                  -----                                         ----

  /s/ Jack B. Binion           Chief Executive Officer, President, Secretary and          March 23, 1999
-----------------------        Chairman of the Board of Directors
    Jack B. Binion             (Principal Executive Officer) of
                               Horseshoe Gaming, Inc.

   /s/ Peri Howard             Director                                                   March 23, 1999
-----------------------
     Peri Howard

  /s/ Leslie Kenney            Director                                                   March 23, 1999
-----------------------
    Leslie Kenney

  /s/ Kirk C. Saylor           Chief Financial Officer and Treasurer                      March 23, 1999
-----------------------        (Principal Financial and Accounting
    Kirk C. Saylor             Officer) of Horseshoe Gaming, Inc.

                    HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                                          Page
                                                                                          ----
Horseshoe Gaming, L.L.C. and Subsidiaries

Report of Independent Public Accountants                                                   F-2
Consolidated Financial Statements:
   Balance sheets as of December 31, 1998 and 1997 F-3
   Statements of operations for the years ended December 31, 1998, 1997 and 1996           F-4
   Statements of members' equity for the years ended December 31, 1998, 1997 and 1996      F-5
   Statements of cash flows for the years ended December 31, 1998, 1997 and 1996           F-6
   Notes to consolidated financial statements                                              F-7

New Gaming Capital Partnership and Subsidiary

Report of Independent Public Accountants                                                   F-17
Consolidated Financial Statements:
   Balance sheets as of December 31, 1998 and 1997                                         F-18
   Statements of operations for the years ended December 31, 1998, 1997 and 1996           F-19
   Statements of partners' capital for the years ended December 31, 1998, 1997 and 1996    F-20
   Statements of cash flows for the years ended December 31, 1998, 1997 and 1996           F-21
   Notes to consolidated financial statements                                              F-22

Robinson Property Group, L.P.

Report of Independent Public Accountants                                                   F-29
Financial Statements:
   Balance sheets as of December 31, 1998 and 1997                                         F-30
   Statements of operations for the years ended December 31, 1998, 1997 and 1996           F-31
   Statements of partners' capital for the years ended December 31, 1998, 1997 and 1996    F-32
   Statements of cash flows for the years ended December 31, 1998, 1997 and 1996           F-33
   Notes to financial statements                                                           F-34

                    Report of Independent Public Accountants


To Horseshoe Gaming, L.L.C.:

We have audited the accompanying consolidated balance sheets of Horseshoe Gaming, L.L.C. (a Delaware limited liability company) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, members' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Horseshoe Gaming, L.L.C. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





                                      ARTHUR ANDERSEN LLP

Memphis, Tennessee,
   March 8, 1999.

                    HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                     December 31,
                                                             ---------------------------
                                                               1998              1997
                                                             ---------         ---------
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                 $  84,151         $  48,710
   Accounts receivable, net of allowance for doubtful
      accounts of $10,346 and $8,965                             9,653            13,518
   Inventories                                                   3,548             2,958
   Prepaid expenses and other                                    4,484             2,102
                                                             ---------         ---------
              Total current assets                             101,836            67,288
                                                             ---------         ---------

Property and Equipment:
   Land                                                         16,093            14,688
   Buildings, boat, barge and improvements                     333,071           276,936
   Furniture, fixtures and equipment                            83,360            68,194
   Less:  accumulated depreciation                             (61,330)          (42,769)
                                                             ---------         ---------
                                                               371,194           317,049
   Construction in progress                                      4,113            67,428
                                                             ---------         ---------
              Net property and equipment                       375,307           384,477
                                                             ---------         ---------

Other Assets:
   Assets held for resale                                       12,000                --
   Goodwill, net                                                36,124            37,960
   Other                                                        35,181            21,831
                                                             ---------         ---------
                                                             $ 560,448         $ 511,556
                                                             =========         =========

                              LIABILITIES AND MEMBERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt                      $   1,174         $   1,674
   Accounts payable                                              6,558             8,784
   Construction payables                                         1,694            27,984
   Accrued expenses and other                                   40,599            46,601
                                                             ---------         ---------
              Total current liabilities                         50,025            85,043

Long-term Debt, less current maturities                        387,544           311,601

Minority Interest                                               (1,965)           (1,317)

Commitments and Contingencies (Notes 8 and 9)

Redeemable Ownership Interests, net of deferred
   compensation of $272 and $1,954                              53,693            51,634

Members' Equity                                                 71,151            64,595
                                                             ---------         ---------
                                                             $ 560,448         $ 511,556
                                                             =========         =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                   Years Ended December 31,
                                                                       ---------------------------------------------
                                                                          1998              1997              1996
                                                                       ---------         ---------         ---------
Revenues:
   Casino                                                              $ 429,825         $ 321,236         $ 317,479
   Food and beverage                                                      48,263            29,990            26,947
   Hotel                                                                  35,448             8,773             7,919
   Retail and other                                                        9,980             4,305             4,425
                                                                       ---------         ---------         ---------
                                                                         523,516           364,304           356,770
   Promotional allowances                                                (62,340)          (29,211)          (25,033)
                                                                       ---------         ---------         ---------
      Net revenues                                                       461,176           335,093           331,737
                                                                       ---------         ---------         ---------

Expenses:
   Casino                                                                245,234           175,394           162,408
   Food and beverage                                                      15,959            10,981            12,317
   Hotel                                                                  11,785             7,877             6,798
   Retail and other                                                        6,910             1,425             1,359
   General and administrative                                             57,202            43,600            45,351
   Depreciation and amortization                                          33,888            19,411            15,989
   Preopening                                                                653             2,964                --
   Development                                                               515             1,653             6,629
                                                                       ---------         ---------         ---------
      Total expenses                                                     372,146           263,305           250,851
                                                                       ---------         ---------         ---------

Operating Profit Before Corporate Expenses and Asset Write-down           89,030            71,788            80,886

   Corporate expenses                                                     12,947            22,490            10,254
   Asset write-down                                                       12,911                --                --
                                                                       ---------         ---------         ---------

Operating Income                                                          63,172            49,298            70,632

Other Income (Expense):
   Interest expense                                                      (39,861)          (20,792)          (28,090)
   Interest income                                                         2,189             4,996             6,126
   Other, net                                                               (228)             (429)              154
   Minority interest in (income) loss of subsidiary                          640              (420)           (1,861)
                                                                       ---------         ---------         ---------

Income Before Extraordinary
   Loss on Early Retirement of Debt                                       25,912            32,653            46,961

Extraordinary Loss on Early Retirement of Debt                              (787)           (5,243)               --
                                                                       ---------         ---------         ---------

Net Income                                                             $  25,125         $  27,410         $  46,961
                                                                       =========         =========         =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)


                                                  Members'      Contributions
                                                   Equity         Receivable         Total
                                                  --------        ----------       --------
Balance at December 31, 1995                      $ 54,102         $(1,355)        $ 52,747

Collection of contributions receivable                  --           1,355            1,355
Cash distributions                                 (18,853)             --          (18,853)
Increase in redeemable ownership interests          (2,428)             --           (2,428)
Net income                                          46,961              --           46,961
                                                  --------         -------         --------

Balance at December 31, 1996                        79,782              --           79,782

Distributions:
   Cash                                            (11,056)             --          (11,056)
   Payable                                         (15,000)             --          (15,000)
Increase in redeemable ownership interests         (16,541)             --          (16,541)
Net income                                          27,410              --           27,410
                                                  --------         -------         --------

Balance at December 31, 1997                        64,595              --           64,595

Cash distributions                                 (17,012)             --          (17,012)
Revaluation of land contribution                    (1,109)             --           (1,109)
Increase in redeemable ownership interests            (448)             --             (448)
Net income                                          25,125              --           25,125
                                                  --------         -------         --------

Balance at December 31, 1998                      $ 71,151         $    --         $ 71,151
                                                  ========         =======         ========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          Years Ended December 31,
                                                                 -------------------------------------------
                                                                   1998              1997             1996
                                                                 --------         ---------         --------
Cash flows from operating activities:
   Net income                                                    $ 25,125         $  27,410         $ 46,961
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Minority interest in income (loss) of subsidiary            (640)              420            1,861
         Depreciation and amortization                             33,888            19,411           15,989
         Asset write-down                                          12,911                --               --
         Amortization of debt discounts,
           deferred finance charges and other                       2,741             2,313            3,032
         Loss on disposal of property                                  --               389            1,011
         Provision for doubtful accounts                           11,937             7,556            4,388
         Increase in redeemable ownership interests                 4,245            15,066            4,546
         Extraordinary loss on early retirement of debt               787             5,243               --
         Net change in assets and liabilities                     (22,238)           (6,482)          (8,390)
                                                                 --------         ---------         --------
              Net cash provided by operating activities            68,756            71,326           69,398
                                                                 --------         ---------         --------

Cash flows from investing activities:
   Purchases of property and equipment                            (46,576)         (215,576)         (58,824)
   Increase (decrease) in construction payables                   (26,290)           13,879           10,906
   Proceeds from sale of property                                     383                --            1,400
   Net decrease (increase) in escrow funds                             --            42,235          (10,919)
   Net increase in other assets                                   (17,902)           (1,717)          (8,024)
                                                                 --------         ---------         --------
              Net cash used in investing activities               (90,385)         (161,179)         (65,461)
                                                                 --------         ---------         --------

Cash flows from financing activities:
   Proceeds from long-term debt                                    85,000           175,438           49,073
   Payments on debt                                               (10,185)          (97,877)         (15,547)
   Capital distributions                                          (17,012)          (11,056)         (20,710)
   Distributions to minority holders                                   (8)             (910)          (1,560)
   Debt issue costs and commitment fees                              (725)           (6,191)          (1,575)
                                                                 --------         ---------         --------
              Net cash provided by financing activities            57,070            59,404            9,681
                                                                 --------         ---------         --------

Net change in cash and cash equivalents                            35,441           (30,449)          13,618
Cash and cash equivalents, beginning of period                     48,710            79,159           65,541
                                                                 --------         ---------         --------
Cash and cash equivalents, end of period                         $ 84,151         $  48,710         $ 79,159
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

                    HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      ORGANIZATION AND BASIS OF PRESENTATION

Horseshoe Gaming, L.L.C. (the "Company") was formed in Delaware in August 1995 to acquire, through a roll-up transaction effective October 1, 1995, entities under the control of Mr. Jack B. Binion ("Mr. Binion"), which conduct gaming, hotel and other related operations in Bossier City, Louisiana, and Tunica County, Mississippi, and are actively involved in efforts to develop gaming operations in new jurisdictions. Because of the integrated nature of these operations, the Company is considered to be engaged in one business segment. A description of each principal subsidiary is as follows:

o New Gaming Capital Partnership ("NGCP") is a Nevada limited partnership which was formed on February 4, 1993. NGCP is 100% owned by the Company and its subsidiary Horseshoe GP, Inc. As of December 31, 1998 and 1997, NGCP owned 91.92% of Horseshoe Entertainment, L.P. ("HE"), a Louisiana limited partnership which owns and operates the Horseshoe Bossier City (see Note 9).

o Robinson Property Group, L.P. ("RPG") is a Mississippi limited partnership which was formed on June 7, 1993. RPG owns and operates the Horseshoe Casino Center located in Tunica County, Mississippi, and is 100% owned by the Company and its subsidiary Horseshoe GP, Inc.

o Horseshoe Ventures, L.L.C. ("Horseshoe Ventures") is a Delaware limited liability company which was formed in August 1995 to pursue the development of casinos in new jurisdictions and is 80% owned and managed by the Company. The consolidated statements of operations include 100% of the losses of Horseshoe Ventures with no minority interest reported, because the Company funds 100% of such losses and is obligated to fund all future losses.

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

Depreciation is provided on the straight-line basis over the estimated useful lives as follows:

Buildings, boat, barge and improvements                           15 to 30 years
Furniture, fixtures and equipment                                  3 to 10 years

Capitalized Interest

The Company capitalizes interest for associated borrowing costs of major construction projects. Capitalization of interest ceases when the asset is substantially complete and ready for its intended use. Interest capitalized during the years ended December 31, 1998, 1997 and 1996, was $163,000, $11,191,000 and $1,272,000, respectively.

Goodwill

Goodwill is amortized on a straight-line basis over 25 years, which management estimates is the related benefit period. Management regularly evaluates whether or not the future undiscounted cash flows of NGCP and RPG are sufficient to recover the carrying amount of the goodwill associated with each entity. Additionally, management continually monitors such factors as the status of new or proposed legislation, the competitive environment and the general economic conditions of the markets in which it operates. If the estimated future undiscounted cash flows are not sufficient to recover the carrying amount of goodwill and, accordingly, an impairment has occurred, management intends to write down the carrying amount of goodwill to its estimated fair value based on discounted cash flows. The amount of amortization expense recorded for the years ended December 31, 1998, 1997 and 1996, was $1,668,000, $1,662,000 and
$1,654,000, respectively.

Deferred Finance Charges

Deferred finance charges, which are included in other assets, consist of fees and expenses incurred to obtain the Company's debt. The deferred finance charges are being amortized over the term of the related debt using the effective interest method (see Note 6).

Redeemable Ownership Interests

The Company is obligated to repurchase ownership interests totaling 4.2% issued to certain employees pursuant to employment agreements in the event of their termination at a price equal to the then fair market value, based on an independent appraisal. The estimated fair value of such ownership interests is reported outside of members' equity in the accompanying consolidated balance sheets for all periods presented and expensed over the vesting period (see Note
8).

In addition, certain individuals obtained ownership interests in the Company or its subsidiaries prior to becoming employees of the Company. Upon becoming an employee, each individual entered into an employment agreement which includes, among other things, a put/call provision in the event of the employee's termination at a price equal to the then fair market value, based on an independent appraisal. These individuals became employees of the Company between October 1, 1995, and January 1, 1996, and held ownership interests in the Company totaling 5.1% as of December 31, 1998, 1997 and 1996. The estimated fair value of these ownership interests, of $33,381,000 and $32,931,000, based on a valuation dated November 1997, has also been classified outside of members' equity in the accompanying consolidated balance sheets as of December 31, 1998 and 1997, respectively.

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

                                      Years Ended December 31,
                                -------------------------------------
                                  1998           1997           1996
                                -------        -------        -------
Food and beverage               $36,705        $24,967        $22,055
Hotel                             8,325          3,360          3,034
Other operating expenses          5,067            664            619
                                -------        -------        -------
                                $50,097        $28,991        $25,708
                                =======        =======        =======

Advertising Costs

The Company expenses all costs associated with advertising as incurred, and such amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.

Development and Preopening Expenses

Until all necessary approvals to proceed with the development of a new casino project are obtained from the appropriate regulatory authorities, the related development costs are expensed as incurred. Preopening costs incurred during the expansion and development of existing casino properties are expensed as incurred. Total preopening costs of $653,000 and $2,964,000 were expensed during 1998 and 1997 in conjunction with the expansion efforts at the Horseshoe Bossier City and Horseshoe Casino Center. There were no preopening costs in 1996. In the future, the Company will expense as incurred all preopening costs related to new construction in accordance with Statements of Position 98-5 "Reporting on the Cost of Start-up Activities."

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

Included in corporate expenses for the years ended December 31, 1998, 1997 and 1996 are normal operating expenses of HGI. Also included in corporate expenses is the compensation expenses related to ownership interest in the Company issued to employees pursuant to employment agreements (see Note 8).

Income Taxes

The Company is organized as a limited liability company under Delaware laws. The Internal Revenue Service will classify a limited liability company as a partnership for federal income tax purposes if the limited liability company lacks certain characteristics of corporations. Management believes that the Company lacks the corporate characteristics and will be classified as a partnership for federal income tax purposes. Accordingly, no provision is made in the accounts of the Company for federal income taxes, as such taxes are liabilities of the members. The Company's income tax return and the amount of allocable taxable income are subject to examination by federal taxing authorities. If an examination results in a change to taxable income, the income tax reported by the members may also change. The tax bases in the Company's assets and liabilities were in excess of the amounts reported in the accompanying consolidated financial statements by $3,847,000 and $1,613,000 at December 31, 1998 and 1997, respectively. Taxable income was in excess of net income reported in the accompanying consolidated statements of operations for all periods presented.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," management continually evaluates whether events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Based on management's evaluations, there were no significant impairments of long-lived assets that occurred during the years ended December 31, 1997 and 1996. During 1998, the Company recorded a write-down in the carrying value of an idle riverboat (see Note 4).

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

3. CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash payments made for interest, excluding amounts capitalized, totaled $36,530,000, $29,524,000 and $24,799,000 for the years ended December 31, 1998,
1997 and 1996, respectively.

A capital contribution of $1,150,000 was made to RPG through the issuance of a contribution receivable during the year ended December 31, 1995. RPG received land in satisfaction of the receivable during 1996. During 1998, the carrying value of the land was adjusted to its estimated fair market value as agreed to by RPG and the contributing partner. As a result, RPG reduced the value of the land by $941,000 and reduced goodwill by $168,000 with a corresponding reduction in partners' capital of $1,109,000.

Distributions totaling $15,000,000, which were accrued at December 31, 1997 were paid in February 1998.

The net change in assets and liabilities consists of the following (in thousands):

                                                     Years Ended December 31,
                                           -----------------------------------------
                                             1998             1997            1996
                                           --------         --------         -------
(Increase) decrease in assets:
  Accounts receivable                      $ (8,072)        $(13,091)        $(7,207)
  Inventories                                  (590)          (1,523)             46
  Prepaid expenses and other                 (2,382)            (493)           (281)
Increase (decrease) in liabilities:
  Accounts payable                           (2,226)           5,600            (726)
  Accrued expenses and other                 (8,968)           3,025            (222)
                                           --------         --------         -------
                                           $(22,238)        $ (6,482)        $(8,390)
                                           ========         ========         =======

4. ASSETS HELD FOR RESALE

In January 1998, NGCP's new riverboat casino facility replaced the existing riverboat facility ("Queen of the Red"). The Queen of the Red, along with the related gaming equipment is reported as assets held for resale in the accompanying consolidated balance sheet. Additionally, NGCP recorded an asset write-down of $12,911,000 based on an appraisal of the Queen of the Red. Management is continuing to evaluate various options for use of the Queen of the Red, including sale.

5. ACCRUED EXPENSES AND OTHER

Accrued expenses and other consist of the following (in thousands):

                                  December 31,
                                                  ----------------------
                                                    1998           1997
                                                  -------        -------
Payroll and related tax liabilities               $ 8,674        $ 8,814
Vacation and other employee benefits                3,157          3,050
Accrued interest                                    5,491          5,165
Gaming, sales, use and property taxes               3,815          2,542
Progressive slot and slot club liabilities          6,691          4,681
Distributions payable                                  --         15,000
Other accrued expenses                             12,771          7,349
                                                  -------        -------
                                                  $40,599        $46,601
                                                  =======        =======

6. LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                         December 31,
                                                                                 ---------------------------
                                                                                   1998              1997
                                                                                 ---------         ---------
                                                                                       (in thousands)
12.75% Senior Notes (effective interest rate of 12.75%), due September
  30, 2000, net of unamortized
  discount of $909,000 and $1,522,000                                            $ 127,681         $ 135,478

9.375% Senior Subordinated Notes (effective interest of 9.375%), due June 15,
  2007, net of unamortized
  discount of $137,000 and $152,000                                                159,863           159,848

Senior Secured Revolving Credit Facility, secured by substantially all of the assets of the Company, $130 million borrowing capacity, due June 15, 2000, with varying interest
  rates ranging from 6.812% to 7.50%                                               100,000            15,100

Notes Payable, interest ranging from 6% to
  8.25%, due in various installments through
  January 1999                                                                       1,174             2,849
                                                                                 ---------         ---------
                                                                                   388,718           313,275
Less:  current maturities                                                           (1,174)           (1,674)
                                                                                 ---------         ---------
                                                                                 $ 387,544         $ 311,601
                                                                                 =========         =========

The Senior Notes were issued at 98% of par value and included warrants to purchase an additional $50,000,000 of Senior Notes at a price of 98.15% of par value. These warrants were exercised on April 10, 1996, and the Company received proceeds of $49,073,000. The Senior Notes and the related interest are guaranteed unconditionally by RPG and are secured by a second pledge of the Company's ownership interest in all present and future subsidiaries with the exception of NGCP's ownership interest in HE. The Senior Notes are also secured by (i) a second lien position on substantially all of the assets of Horseshoe Casino Center other than certain gaming equipment; (ii) a second lien position on all intercompany notes received by the Company from its subsidiaries, in each case secured by a second lien on the casino and real property of each subsidiary; and (iii) a second pledge of the minority interest in all present and future subsidiaries owned by Mr. Binion and certain affiliates of Mr. Binion. The Senior Notes are not redeemable prior to September 30, 1999.

On June 15, 1997, the Company issued $160,000,000 of 9-3/8% Senior Subordinated Notes ("Subordinated Notes") due June 15, 2007. The Subordinated Notes were issued at 99.899% of par value. The Subordinated Notes are unsecured and require semi-annual interest payments on June 15 and December 15. A portion of the proceeds were used to retire a previously outstanding credit facility (see below), as well as retire $13 million in Senior Notes. An extraordinary loss on early retirement of debt of $5,243,000 was recognized in 1997 for prepayment penalties and premium, and the write-off of unamortized discounts and deferred finance charges. The remaining proceeds were used to fund a portion of the expansion of the Company's existing facilities.

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

The Senior Notes and the Amended and Restated Credit Facility contain covenants that, among other things, (i) limit the amount of distributions the Company can pay to its members; (ii) limit the amount of additional indebtedness which may be incurred by the Company and its subsidiaries; (iii) prohibit any consolidation or merger of the Company or its subsidiaries with an affiliate or third party, any sale of substantially all of the Company or its subsidiaries' assets, or any payment of subordinated indebtedness prior to its scheduled maturity; and (iv) require the Company and its subsidiaries to invest excess funds in cash equivalents, as defined, and government securities with a maturity of one year or less.

During 1998, the Company repurchased some of its Senior Notes from individual note holders in the open market totaling $8,410,000. An extraordinary loss on early retirement of debt of $787,000 was recognized in 1998 for prepayment penalties, premium and the write-off of unamortized discounts and deferred finance charges.

As of December 31, 1998 the five year maturities for long-term debt were $1,174,000 (1999), $227,681,000 (2000), $0 (2001), $0 (2002) and $0 (2003).

As of December 31, 1998 and 1997, the fair market value of the Senior Notes, based on quoted market prices was $138,170,000 and $151,385,000, respectively. As of December 31, 1998 and 1997, the fair market value of the Senior Subordinated Notes, based on quoted market prices was $164,800,000 and $168,000,000, respectively. The fair market value of the Company's other long-term debt approximated its carrying value as of December 31, 1998 and 1997, based on the borrowing rates currently available for debt with similar terms.

7.     TRANSACTIONS WITH RELATED PARTIES

Mr. Binion has provided services pursuing, developing and managing gaming operations for the Company and its subsidiaries. Mr. Binion has never received compensation for his services, although the Company accrued compensation at December 31, 1998 for Mr. Binion equal to the fair value of his services. Mr. Binion does not have an employment agreement to receive compensation for his services; however, the Company and Mr. Binion may enter into such an employment agreement during 1999.

KII-Pasadena, Inc., which is owned by two individuals who were executive officers of HGI between January 1, 1996 and December 31, 1998, has acted on behalf of the Company as developer for the Horseshoe Bossier City and the Horseshoe Casino Center and has provided consulting services to the Company related to pursuing new gaming developments. Additionally, one of the placement agents for the Senior Notes and Credit Facility discussed in Note 6 agreed to pay the principals of KII-Pasadena, Inc. a finders' fee equal to 30% of the net fees, commissions and other compensation received, or to be received, by the placement agent for its services related to these financing transactions. The total fees paid to KII-Pasadena, Inc., or its principals, by the placement agent was $260,000 during the year ended December 31, 1996.

The principals of the placement agent referred to above own approximately 3.9% of the Company. Fees were paid to the placement agent during 1997 and 1996 for various financial advisory services totaling $600,000 and $510,000, respectively.

Notes receivable (including accrued interest) from employees with ownership interests in the Company and limited partners of HE totaling $11,201,000 and $6,844,000 are included in other assets in the accompanying consolidated balance sheets are as of December 31, 1998 and 1997, respectively. The notes to employees are secured by their ownership interests in the Company, and the notes to the limited partners are secured by their ownership interests in HE. The notes have various due dates and interest rates ranging from 6% to 10%.

The Company conducts a portion of its marketing through an entity that is owned by the wife of an officer. Fees and expenses paid to this company totaled $3,625,000, $2,648,000 and $1,632,000 for the years ended December 31, 1998,
1997 and 1996, respectively.

8.     EMPLOYEE COMPENSATION AND BENEFITS

Employment Agreements

HE and RPG have employment agreements with certain key employees that provide certain benefits in the event such employees are terminated. These employees also received ownership interests in NGCP and RPG, which were subsequently exchanged for membership interests in the Company and vest over the term specified in the various employment agreements, which is generally five years. These employment agreements include a put/call provision which, if exercised by the employee, would require the Company to repurchase these ownership interests in the event of termination at the then fair market value based on an independent appraisal. Accordingly, these compensation agreements are accounted for as variable stock purchase plans. Compensation expense is recorded each period equal to the change in the fair market value of ownership interests issued and the vesting schedule pursuant to these agreements.

During the fourth quarter of 1995, certain employees of HGI received ownership interests in the Company, vesting generally over three years, pursuant to similar employment agreements which also include put/call provisions in the event of termination. As stated in Note 2, the Company is required to reimburse HGI for all expenses incurred related to the operations of the Company and would be required to fund any repurchase of HGI employees' ownership interests in the Company, pursuant to these employment agreements. Accordingly, the deferred compensation and related compensation expense associated with the HGI employees are included in the accompanying consolidated financial statements of the Company.

The total ownership interest in the Company issued to employees pursuant to such employment agreements was 4.1% as of December 31, 1998, 1997 and 1996. As of December 31, 1998, all employees/former employees were fully vested. The amount of compensation expense recorded in the accompanying consolidated statements of operations related to these ownership interests was $4,245,000, $15,066,000 and $4,340,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

During 1998, the employment agreements of five officers of the Company expired or were terminated. These officers hold ownership interests in the Company totaling 7.4% (including 5.0% which were received prior to the officers becoming employees) which are subject to put/call provisions. Four of the officers have notified the Company of their intent to exercise their put options and one employee has agreed not to exercise his put option prior to January 1, 2001. The purchase price of these ownership interests has not yet been agreed to by the parties and may ultimately be determined by an arbitrator, as provided for in the employment agreements. The employment agreements also provide for the final purchase price to be paid to the employees over three to five years.

Some of the employment agreements also include a guaranteed severance payment in the event of termination. The amount of such liability was $1,810,000 and $5,795,000 at December 31, 1998 and 1997, respectively. Three former employees were paid their severance payments in 1998.

Unit Option Plan

During 1997, HGI approved the Company's 1997 Unit Option Plan which provides for certain employees to be granted options to purchase membership units in the Company at a fixed exercise price of $3.47 per unit. The options vest in three equal annual installments beginning one year subsequent to the date of the option holder's employment and expire after 10 years. At December 31, 1998, 631,225 units had been granted, 589,144 of which had vested.

The Unit Option Plan contains a put/call provision under the same terms as described above for the employment agreements. Accordingly, the unit option plan is accounted for as a variable stock purchase plan. Compensation expense is recorded each period based on vesting an amount equal to the change in the fair market value of the vested membership units in the Company, provided such value exceeds the exercise price of the options. The net value is included in redeemable ownership interests in the accompanying consolidated balance sheets. The Company recognized compensation expense of $1,544,000 and $1,107,000 related to this option plan during 1998 and 1997, respectively.

One former employee that has a Unit Option Agreement (126,245 units) has elected not to renew his employment agreement and has exercised his option to purchase the units pursuant to the Unit Option Agreement and his option to put the units back to the Company at fair market value. The employee and the Company have agreed that the exercise price shall be deducted from the proceeds to be received by the employee for the redemption of his units.

401(k) Savings Plan

Effective January 1, 1995, a 401(k) savings plan was established for RPG whereby eligible employees may contribute up to 15% of their salary. An identical 401(k) savings plan was established on January 1, 1996 for employees of the Company and its subsidiaries other than RPG. The Company matches 50% of the employees' contributions up to a maximum of 6% of their salary, and the employees vest in the matching contribution over six years. Employees are eligible to participate in the plan on the first day of the next calendar quarter following six months of service. The Company's matching contributions were $923,000, $716,000 and $667,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

9.     COMMITMENTS AND CONTINGENCIES

Litigation

The Company and its subsidiaries, during the normal course of operating its business, become engaged in various litigation. In the opinion of the Company's management, the ultimate disposition of such litigation will not have a material impact on the Company's operations.

Minority Interest Purchase Commitments

Effective December 31, 1995, NGCP purchased a 2.92% limited partnership interest in HE for $4,473,000, of which $1,473,000 was paid at closing during January 1996, with the remaining $3,000,000 evidenced by a 6% per annum promissory note, payable in three annual installments of $1,000,000, plus accrued interest, beginning January 2, 1997. The purchase agreement allocated $2,384,000 of the purchase price to a non-compete agreement with the remaining $2,089,000 allocated to the purchase of the limited partner's interest. The asset related to the non-compete agreement is being amortized over the life of the agreement (three years). The purchase price of the limited partnership interest is included in goodwill and is being amortized over an estimated benefit period of approximately 25 years. The Company has agreed to pay additional consideration of up to $500,000 a year for three years based on certain earnings criteria which will be added to the purchase price and amortized accordingly. At December 31, 1998, 1997 and 1996, the earnings criteria were met and additional consideration was recorded. Of the additional consideration recorded, $799,500 was allocated to the non-compete agreement, and the remaining $700,500 was allocated to goodwill. The unamortized balance of the non-compete agreement included in other assets in the accompanying consolidated balance sheets was $1,229,000 as of December 31, 1997. The non-compete agreement was fully amortized as of December 31, 1998.

The Company is also required to purchase the minority ownership interests in any new projects developed by Horseshoe Ventures following 36 months of operations. The purchase price is to be based on earnings during the 36-month period and is payable in cash or ownership interests in the Company.

Proposed Acquisition

On September 2, 1998, the Company entered into an Agreement and Plan of Merger to acquire the operating subsidiaries of Empress Entertainment, Inc. ("Empress") for an estimated $609 million, including assumption of a portion of Empress' existing debt aggregating approximately $150 million. Empress owns two riverboat gaming operations: one in Hammond, Indiana; and one in Joliet, Illinois. The Company intends to finance the acquisition through new borrowings. Under the terms of the agreement relating to the Empress acquisition (the "Merger Agreement"), the Company made a down payment of $10 million towards the purchase price. The transactions contemplated by the Merger Agreement are subject to the approval of the Mississippi Gaming Commission, the Louisiana Riverboat Gaming Commission, the Illinois Gaming Board and the Indiana Gaming Commission. The Merger Agreement provides that each party has the right to terminate the agreement certain circumstances, which in some instances provides for Empress to retain the $10 million down payment as well as receive other consideration not to exceed $3 million. There can be no assurance that the Company will be successful in obtaining the necessary approvals or additional financing to complete the Empress acquisition.

10.    SUBSEQUENT EVENT

On January 13, 1999, the Company repurchased outstanding warrants held by a third party which entitled such third party to purchase a 7% ownership interest in the Company from HGI, for an exercise price of approximately $510,000. Upon acquisition, the Company exercised the warrants and retired the membership units acquired from HGI. The total amount the Company paid for the warrants, including fees, expenses and the exercise price paid to HGI, was $34.4 million, which will be recorded as a reduction in members' equity in the first quarter on 1999.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of New Gaming Capital Partnership:

We have audited the accompanying consolidated balance sheets of New Gaming Capital Partnership (a Nevada partnership) and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Gaming Capital Partnership and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                       ARTHUR ANDERSEN LLP

Memphis, Tennessee,
   March 8, 1999.

                  NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                     December 31,
                                                             ---------------------------
                                                               1998              1997
                                                             ---------         ---------
                                        ASSETS
Current Assets:
   Cash and cash equivalents                                 $  17,609         $  16,143
   Accounts receivable, net of allowance for doubtful
      accounts of $1,628 and $2,410                              3,509             2,589
   Inventories                                                   1,834             1,535
   Prepaid expenses and other                                    2,456             1,329
                                                             ---------         ---------
              Total current assets                              25,408            21,596
                                                             ---------         ---------

Property and Equipment:
   Land                                                         12,925            10,579
   Buildings, boat and improvements                            194,123           145,781
   Furniture, fixtures and equipment                            44,702            34,914
   Less:  accumulated depreciation                             (27,696)          (23,452)
                                                             ---------         ---------
                                                               224,054           167,822
   Construction in progress                                      4,113            67,428
                                                             ---------         ---------
              Net property and equipment                       228,167           235,250
                                                             ---------         ---------

Other Assets:
   Goodwill, net                                                17,487            18,290
   Other                                                        13,970            12,137
   Assets held for resale                                       12,000                --
                                                             ---------         ---------
                                                             $ 297,032         $ 287,273
                                                             =========         =========

                         LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
   Current maturities of long-term debt                      $  18,793         $  15,003
   Accounts payable                                              3,732             3,568
   Due to affiliates, net                                       20,417            12,796
   Construction payables                                         1,694            18,757
   Accrued expenses and other                                   19,683             9,793
                                                             ---------         ---------
              Total current liabilities                         64,319            59,917

Long-term Debt, less current maturities                        214,702           199,989

Minority Interest                                               (1,964)           (1,317)

Commitments and Contingencies (Note 9)

Partners' Capital                                               19,975            28,684
                                                             ---------         ---------
                                                             $ 297,032         $ 287,273
                                                             =========         =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                   Years Ended December 31,
                                                                       ---------------------------------------------
                                                                         1998              1997              1996
                                                                       ---------         ---------         ---------
Revenues:
   Casino                                                              $ 217,788         $ 159,956         $ 166,768
   Food and beverage                                                      27,214            16,389            15,573
   Hotel                                                                  22,436             4,726             4,431
   Retail and other                                                        4,630             1,741             1,650
                                                                       ---------         ---------         ---------
                                                                         272,068           182,812           188,422
   Promotional allowances                                                (32,689)          (14,918)          (13,559)
                                                                       ---------         ---------         ---------
      Net revenues                                                       239,379           167,894           174,863
                                                                       ---------         ---------         ---------

Expenses:
   Casino                                                                127,381            90,709            89,713
   Food and beverage                                                      10,736             6,728             8,484
   Hotel                                                                   8,111             4,679             3,429
   Retail and other                                                        2,539               473               597
   General and administrative                                             32,726            25,034            26,414
Depreciation and amortization                                             18,563            10,553             8,855
   Preopening                                                                653             1,819                --
   Development                                                                --                --               500
                                                                       ---------         ---------         ---------
      Total expenses                                                     200,709           139,995           137,992
                                                                       ---------         ---------         ---------

Operating Profit Before Corporate Expenses and Asset Write-down           38,670            27,899            36,871

   Corporate expenses                                                      6,474            11,245             4,676
   Asset write-down                                                       12,911                --                --
                                                                       ---------         ---------         ---------

Operating Income                                                          19,285            16,654            32,195

Other Income (Expense):
   Interest expense                                                      (29,441)          (13,124)          (11,436)
   Interest income                                                           877               893               867
   Other, net                                                                (65)              (18)              418
   Minority interest in (income) loss of subsidiary                          640              (420)           (1,861)
                                                                       ---------         ---------         ---------

Net Income (Loss)                                                      $  (8,704)        $   3,985         $  20,183
                                                                       =========         =========         =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)




Balance at December 31, 1995                  $ 34,414

Net income                                      20,183
Cash distributions                             (29,235)
                                              --------

Balance at December 31, 1996                    25,362

Net income                                       3,985
Cash distributions                                (663)
                                              --------

Balance at December 31, 1997                    28,684

Net loss                                        (8,704)
Cash distributions                                  (5)
                                              --------

Balance at December 31, 1998                  $ 19,975
                                              ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     Years Ended December 31,
                                                                         ---------------------------------------------
                                                                           1998              1997              1996
                                                                         ---------         ---------         ---------
Cash flows from operating activities:
   Net income (loss)                                                     $  (8,704)        $   3,985         $  20,183
   Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
         Asset write-down                                                   12,911                --                --
         Minority interest in income (loss) of subsidiary                     (640)              420             1,861
         Depreciation and amortization                                      18,563            10,553             8,855
         Provision for doubtful accounts                                     1,416             1,646               987
         Amortization of debt discounts,
             deferred finance costs and other                                2,164             1,266               708
Loss (gain) on disposal of property                                            (16)               38               (96)
         Change in assets and liabilities                                    5,465               (33)           (2,359)
                                                                         ---------         ---------         ---------
              Net cash provided by operating activities                     31,159            17,875            30,139
                                                                         ---------         ---------         ---------

Cash flows from investing activities:
   Purchase of property and equipment                                      (33,290)         (138,597)          (37,326)
   Increase (decrease) in construction payables                            (17,063)           11,596             3,961
   Proceeds from sale of property                                              383                --             1,440
   Increase in other assets                                                 (3,807)             (934)           (4,379)
                                                                         ---------         ---------         ---------
              Net cash used in investing activities                        (53,777)         (127,935)          (36,304)
                                                                         ---------         ---------         ---------

Cash flows from financing activities:
   Proceeds from long-term debt                                             36,533           120,900            40,000
   Payments on long-term debt                                              (18,030)          (15,599)           (8,821)
   Capital distributions                                                        (5)             (663)          (31,092)
   Distributions to minority interests                                         (10)             (910)           (1,560)
   Increase (decrease) in due to affiliates                                  7,519            10,167            (3,128)
   Debt issue costs and commitment fees                                     (1,923)           (2,605)           (1,346)
                                                                         ---------         ---------         ---------
              Net cash provided by (used in) financing activities           24,084           111,290            (5,947)
                                                                         ---------         ---------         ---------

Net change in cash and cash equivalents                                      1,466             1,230           (12,112)
Cash and cash equivalents, beginning of period                              16,143            14,913            27,025
                                                                         ---------         ---------         ---------

Cash and cash equivalents, end of period                                 $  17,609         $  16,143         $  14,913
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

                  NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND BASIS OF PRESENTATION

New Gaming Capital Partnership (the "Partnership") was formed as a Nevada limited partnership on February 4, 1993. The Partnership is 100% owned, directly and indirectly, by Horseshoe Gaming, L.L.C. ("Gaming"), and is the 89% general partner of Horseshoe Entertainment, L.P. ("HE"), a Louisiana limited partnership, which owns and operates the Horseshoe Bossier City (the "Casino"), a dockside riverboat casino located in Bossier City, Louisiana. Effective December 31, 1995, the Partnership purchased a 2.92% limited partnership interest from one of the minority owners (see Note 9). The minority interest amounts in the accompanying consolidated financial statements represent the remaining 8.08% of HE owned by limited partners. HE was formed on February 4, 1993 and the Casino opened on July 9, 1994. Consistent with Louisiana state law, the gaming license granted to HE is for a five year period, after which it must be renewed. HE submitted for license renewal in July 1998 and is awaiting final approval. Management expects renewal of the license will be granted.

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

Depreciation is provided on the straight-line basis over the estimated useful lives of the assets as follows:

Buildings, boat and improvements                                  15 to 30 years
Furniture, fixtures and equipment                                  3 to 10 years

Capitalized Interest

The Partnership capitalizes interest for associated borrowing costs of major construction projects. Capitalization of interest ceases when the asset is substantially complete and ready for its intended use. Interest capitalized during the years ended December 31, 1998, 1997 and 1996, was $120,000, $7,777,000 and $667,000, respectively.

Goodwill

Goodwill, which represents various intangibles with indeterminate values, is amortized on a straight-line basis over 25 years, which management estimates is the related benefit period. Management regularly evaluates whether or not the future undiscounted cash flows of the Partnership are sufficient to recover the carrying amount of the goodwill. Additionally, management continually monitors such factors as the status of new or proposed legislation, the competitive environment and the general economic conditions of the market in which it operates. If the undiscounted cash flows are not sufficient to recover the carrying amount of goodwill and, accordingly, an impairment has occurred, management intends to write down the carrying amount of goodwill to its estimated fair value based on discounted cash flows. The amount of amortization expense recorded in the years ended December 31, 1998, 1997 and 1996, was $803,000, $793,000 and $793,000, respectively.

Deferred Finance Charges

Deferred finance charges, which are included in other assets, consist of fees and expenses incurred by Gaming in connection with its corporate borrowings. Gaming charges the Partnership its pro-rata share of the total deferred finance charges as funds are borrowed by the Partnership from Gaming. Deferred finance charges of $4,103,000 and $4,344,000 as of December 31, 1998 and 1997,
respectively, and are being amortized over the period from the initial funding of the debt through the latest date for repayment using the effective interest method.

Capital Distributions

Gaming's debt agreements contain covenants that limit capital distributions to the limited partners of HE equal to the limited partners' share of taxable income for each period. Such distributions are to be paid quarterly based upon estimated taxable income. Promptly after filing by HE of its annual tax returns, each limited partner of HE is to reimburse HE for overpayments of capital distributions or HE is to withhold such amounts from future distributions to the limited partners. Distributions to limited partners are a component of minority interest in the accompanying consolidated balance sheets. All required distributions to the limited partners for 1998, 1997 and 1996 were made in full prior to the end of each year.

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

Casino Promotional Allowances

Casino promotional allowances consist primarily of the retail value of complimentary food and beverage, rooms and other services furnished to guests without charge. Such amounts are included in gross revenues and deducted as promotional allowances. The estimated costs of providing such complimentary services are substantially included in casino department expenses as follows (in thousands):

                                        Years Ended December  31,
                                -------------------------------------
                                  1998           1997           1996
                                -------        -------        -------
Food and beverage               $17,999        $11,648        $10,276
Hotel                             4,196          1,396          1,631
Other operating expenses          1,418            191            112
                                -------        -------        -------
                                $23,613        $13,235        $12,019
                                =======        =======        =======

Advertising Costs

The Partnership expenses all costs associated with advertising as incurred, and such amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.

Preopening Expenses

Preopening costs incurred during the expansion of the existing casino property are expensed as incurred and were $652,000 and $1,819,000 during 1998 and 1997, respectively. There were no preopening expenses in 1996. In the future, the Partnership will expense as incurred all preopening costs related to new construction in accordance with Statements of Position 98-5 "Reporting on the Cost of Start-up Activities."


Corporate Expenses

Gaming manages the Partnership and related entities. The Partnership reimburses Gaming for its proportionate share of these expenses. Corporate expenses include normal operating costs, as well as the compensation expense relating to ownership interests in Gaming issued to employees pursuant to employment contracts (see Note 8).

Income Taxes

No provision is made in the accounts of the Partnership for federal and state income taxes, as such taxes are liabilities of the members of Gaming. The Partnership's income tax return and the amount of allocable taxable income are subject to examination by federal and state taxing authorities. If an examination results in a change to Partnership income, the income tax reported by the members of Gaming may also change. The tax bases in the Partnership's assets and liabilities were in excess of the amounts reported in the accompanying consolidated financial statements by $5,239,000 and $3,461,000 at December 31, 1998 and 1997, respectively. Taxable income was in excess of net income reported in the accompanying consolidated statements of operations for all periods presented.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," management continually evaluates whether events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Based on management's evaluations, there were no significant impairments of long-lived assets that occurred during the years ended December 31, 1997 and 1996. During 1998, the Partnership recorded a write-down in the carrying value of an idle riverboat (see Note 4).

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

3.     CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash payments made for interest, excluding amounts capitalized, totaled $22,972,000, $19,378,000 and $10,530,000 for the years ended December 31, 1998,
1997 and 1996.

The net change in assets and liabilities consists of the following (in thousands):

                                                  Years Ended December  31,
                                           ---------------------------------------
                                              1998            1997            1996
                                           -------         -------         -------
(Increase) decrease in assets:
   Accounts receivable                     $(2,335)        $(2,334)        $(1,063)
   Inventories                                (299)           (578)            106
   Prepaid expenses and other               (1,127)           (227)            123
Increase (decrease) in liabilities:
   Accounts payable                            164           1,686             643
   Accrued expenses and other                9,062           1,420          (2,168)
                                           -------         -------         -------
                                           $ 5,465         $   (33)        $(2,359)
                                           =======         =======         =======

4.     ASSETS HELD FOR RESALE

In January 1998, the Partnership's new riverboat casino facility replaced the existing riverboat facility ("Queen of the Red"). The Queen of the Red, along with the related gaming equipment, is reported as assets held for resale in the accompanying consolidated balance sheet. Additionally, the Partnership recorded an asset write-down of $12,911,000 based on an appraisal of the Queen of the Red. Management is continuing to evaluate various options for use of the Queen of the Red, including sale.

5.     ACCRUED EXPENSES AND OTHER

Accrued expenses and other consist of the following (in thousands):

                                                        December 31,
                                                  ----------------------
                                                    1998           1997
                                                  -------        -------
Payroll and related tax liabilities               $ 2,476        $ 2,154
Vacation and other employee benefits                2,071          1,424
Accrued interest                                    5,764            372
Gaming, sales, use and property taxes               1,985          1,090
Outstanding chip and token liabilities              1,610          1,190
Progressive slot and slot club liabilities          2,181          1,225
Other accrued expenses                              3,596          2,338
                                                  -------        -------
                                                  $19,683        $ 9,793
                                                  =======        =======

6.     LONG-TERM DEBT

Long-term debt consists of the following:

                                                                           December 31,
                                                                   ---------------------------
                                                                     1998              1997
                                                                   ---------         ---------
                                                                         (in thousands)
   Notes payable to Gaming:

       9.39%, due June 15, 2007, semi-annual payments of
       interest only on June 15 and December 15                    $  50,000         $  50,000

       9.39%, due June 15, 2000, semi-annual payments of
       interest only on June 15 and December 15
       (available borrowing of $100,000,000)                          51,899            24,000

       13.31%, due in semi-annual installments of 5% of the
       outstanding principal balance, including interest
       through September 30, 2000                                    130,596           138,492

   Promissory Note Payable, 6%, due in annual installments
       through January 1999 (see Note 9)                               1,000             2,500
                                                                   ---------         ---------
                                                                     233,495           214,992

   Less:  current maturities                                         (18,793)          (15,003)
                                                                   ---------         ---------
                                                                   $ 214,702         $ 199,989
                                                                   =========         =========

HE's notes with Gaming are senior obligations of the Partnership and also serve as collateral for the repayment of the debt obligations of Gaming, which totaled $393,149,000 including accrued interest, at December 31, 1998.

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

As of December 31, 1998, the five year maturities for long-term debt are $18,793,000 (1999), $164,703,000 (2000), $0 (2001), $0 (2002) and $0 (2003).

7.     TRANSACTIONS WITH RELATED PARTIES

The due to affiliates balance relates primarily to costs and expenses of the Partnership and HE paid for by Gaming.

Notes receivable (including accrued interest) from limited partners of HE totaling $8,164,000 and $4,630,000 are included in other assets in the accompanying consolidated balance sheets are as of December 31, 1998 and 1997, respectively. The notes are secured by their ownership interests in HE and are due on demand with interest rates varying from 7% to 10%.

The Partnership conducts a portion of its marketing through an entity that is owned by the wife of an officer of Gaming. Fees and expenses paid to this company totaled $2,355,000, $1,594,000 and $393,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

8.     EMPLOYEE COMPENSATION AND BENEFITS

Employment Agreements

HE has employment agreements with certain key employees that provide certain benefits in the event such employees are terminated. These employees also received ownership interests in the Partnership, which were subsequently exchanged for membership interests in Gaming and vest over terms specified in the various employment agreements, which is generally five years. These employment agreements include a put/call provision which, if exercised by the employee, would require Gaming to repurchase these ownership interests in the event of termination at the then fair market value based on an independent appraisal. Accordingly, these compensation agreements are accounted for as variable stock purchase plans. Compensation expense is recorded each period equal to the change in the fair market value of ownership interests issued and the vesting schedule pursuant to these agreements. The Partnership reimburses Gaming for the expense related to these ownership interests; therefore, there is no deferred compensation reported in the accompanying consolidated balance sheets for the years ended at December 31, 1998 and 1997.

Compensation expense related to employee ownership interests is included in corporate expenses. Compensation expense related to redeemable ownership interest was $2,123,000, $7,533,000 and $1,720,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

401(k) Savings Plan

Effective January 1, 1996, a 401(k) savings plan was established whereby eligible employees of HE may contribute up to 15% of their salary. HE matches 50% of the employees' contributions up to a maximum of 6% of their salary. Employees vest in HE's matching contribution over six years. Employees are eligible to participate in the Plan on the first day of the next calendar quarter following six months of service. HE's matching contributions were $473,000, $341,000 and $368,000 for the years ended December 31, 1998, 1997 and
1996, respectively.

9.     COMMITMENTS AND CONTINGENCIES

Litigation

The Partnership and its subsidiary, during the normal course of operating its business, become engaged in various litigation. In the opinion of the Partnership's management, the ultimate disposition of such litigation will not have a material impact on the Partnership's operations.

Minority Interest Purchase Commitment

Effective December 31, 1995, the Partnership purchased a 2.92% limited partnership interest in HE for $4,473,000, of which $1,473,000 was paid at closing during January 1996, with the remaining $3,000,000 evidenced by a 6% per annum promissory note, payable in three annual installments of $1,000,000, plus accrued interest, beginning January 2, 1997. The purchase agreement allocated $2,384,000 of the purchase price to a non-compete agreement with the remaining $2,089,000 allocated to the purchase of the limited partner's interest. The asset related to the non-compete agreement is being amortized over the life of the agreement (three years). The purchase price of the limited partnership interest is included in goodwill and is being amortized over an estimated benefit period of approximately 25 years. The Partnership has agreed to pay additional consideration of up to $500,000 a year for three years based on certain earnings criteria. At December 31, 1998, 1997 and 1996, the earnings criteria were met and additional consideration was recorded. Of the additional consideration recorded, $799,500 was allocated to the non-compete agreement and the remaining $700,500 was allocated to goodwill. The unamortized balance of the non-compete agreement included in other assets in the accompanying consolidated balance sheets was $1,229,000 as of December 31, 1997. The balance was fully amortized as of December 31, 1998.

Proposed Acquisition

On September 2, 1998, Gaming entered into an Agreement and Plan of Merger to acquire the operating subsidiaries of Empress Entertainment, Inc. ("Empress") for an estimated $609 million, including assumption of a portion of Empress' existing debt aggregating approximately $150 million. Empress owns two riverboat gaming operations: one in Hammond, Indiana; and one in Joliet, Illinois. Gaming intends to finance the acquisition through new borrowings. Under the terms of the agreement relating to the Empress acquisition (the "Merger Agreement"), Gaming made a down payment of $10 million towards the purchase price. The transactions contemplated by the Merger Agreement are subject to the approval of the Mississippi Gaming Commission, the Louisiana Riverboat Gaming Commission, the Illinois Gaming Board and the Indiana Gaming Commission. The Merger Agreement provides that each party has the right to terminate the agreement certain circumstances, which in some instances provides for Empress to retain the $10 million down payment as well as receive other consideration not to exceed $3 million. There can be no assurance that Gaming will be successful in obtaining the necessary approvals or additional financing to complete the Empress acquisition.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of Robinson Property Group, L.P.:

We have audited the accompanying balance sheets of Robinson Property Group, L.P. (a Mississippi limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Robinson Property Group, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





                                     ARTHUR ANDERSEN LLP

Memphis, Tennessee,
   March 8, 1999.

                          ROBINSON PROPERTY GROUP, L.P.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                     December 31,
                                                             ---------------------------
                                                               1998              1997
                                                             ---------         ---------
                                        ASSETS
Current Assets:
   Cash and cash equivalents                                 $  21,838         $  23,159
   Accounts receivable, net of allowance for doubtful
      accounts of $8,718 and $6,555                              6,137            10,718
   Inventories                                                   1,714             1,424
   Prepaid expenses and other                                    1,930               505
                                                             ---------         ---------
              Total current assets                              31,619            35,806
                                                             ---------         ---------

Property and Equipment:
   Land                                                          3,168             4,110
   Buildings, barge and improvements                           138,948           131,154
   Furniture, fixtures and equipment                            37,902            32,670
   Less:  accumulated depreciation                             (33,260)          (19,066)
                                                             ---------         ---------
              Net property and equipment                       146,758           148,868
                                                             ---------         ---------

Other Assets:
   Goodwill, net                                                18,637            19,670
   Other                                                         4,719             4,739
                                                             ---------         ---------
                                                             $ 201,733         $ 209,083
                                                             =========         =========

                         LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities:
   Accounts payable                                          $   2,784         $   4,941
   Construction payables                                            --             9,228
   Due to affiliates                                            12,376            10,315
   Accrued expenses and other                                   13,269             9,901
                                                             ---------         ---------
              Total current liabilities                         28,429            34,385

Long-term Debt                                                  65,400            85,400

Commitments and Contingencies (Note 8)

Partners' Capital                                              107,904            89,298
                                                             ---------         ---------
                                                             $ 201,733         $ 209,083
                                                             =========         =========



              The accompanying notes are an integral part of these
                             financial statements.

                          ROBINSON PROPERTY GROUP, L.P.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                            Years Ended December 31,
                                                  ---------------------------------------------
                                                    1998              1997              1996
                                                  ---------         ---------         ---------
Revenues:
   Casino                                         $ 212,037         $ 161,280         $ 150,711
   Food and beverage                                 21,049            13,601            11,374
   Hotel                                             13,012             4,047             3,488
   Retail and other                                   5,350             2,564             2,775
                                                  ---------         ---------         ---------
                                                    251,448           181,492           168,348
   Promotional allowances                           (29,651)          (14,293)          (11,474)
                                                  ---------         ---------         ---------
      Net revenues                                  221,797           167,199           156,874
                                                  ---------         ---------         ---------

Expenses:
   Casino                                           117,853            84,685            72,695
   Food and beverage                                  5,223             4,253             3,833
   Hotel                                              3,674             3,198             3,369
   Retail and other                                   4,371               952               762
   General and administrative                        24,182            18,566            18,937
   Depreciation and amortization                     15,305             8,838             7,114
   Preopening                                            --             1,144                --
                                                  ---------         ---------         ---------
      Total                                         170,608           121,636           106,710
                                                  ---------         ---------         ---------

Operating Profit Before Corporate Expenses           51,189            45,563            50,164

   Corporate expenses                                 6,474            11,245             5,578
                                                  ---------         ---------         ---------

Operating Income                                     44,715            34,318            44,586

Other Income (Expense):
   Interest expense                                 (10,198)           (4,088)           (6,190)
   Interest income                                      493               569               797
   Other, net                                           (50)             (356)               (6)
                                                  ---------         ---------         ---------

Net Income                                        $  34,960         $  30,443         $  39,187
                                                  =========         =========         =========


              The accompanying notes are an integral part of these
                             financial statements.

                          ROBINSON PROPERTY GROUP, L.P.
                         STATEMENTS OF PARTNERS' CAPITAL
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                              Partners'      Contributions
                                               Capital         Receivable           Total
                                              ---------        ----------         ---------
Balance at December 31, 1995                  $  41,432         $  (1,355)        $  40,077

Net income                                       39,187                --            39,187
Collection of contributions receivable               --             1,355             1,355
Cash distributions                               (8,200)               --            (8,200)
                                              ---------         ---------         ---------

Balance at December 31, 1996                     72,419                --            72,419

Net income                                       30,443                --            30,443
Cash distributions                              (13,564)               --           (13,564)
                                              ---------         ---------         ---------

Balance at December 31, 1997                     89,298                --            89,298

Net income                                       34,960                --            34,960
Cash distributions                              (15,245)               --           (15,245)
Revaluation of land contribution                 (1,109)               --            (1,109)
                                              ---------         ---------         ---------

Balance at December 31, 1998                  $ 107,904         $      --         $ 107,904
                                              =========         =========         =========



              The accompanying notes are an integral part of these
                             financial statements.

                          ROBINSON PROPERTY GROUP, L.P.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                  Years Ended December 31,
                                                                         ------------------------------------------
                                                                           1998             1997             1996
                                                                         --------         --------         --------
Cash flows from operating activities:
   Net income                                                            $ 34,960         $ 30,443         $ 39,187
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                     15,305            8,838            7,114
         Amortization of debt discount,
            deferred finance charges and other                                948              651              482
         Loss on disposal of property                                          16              351               --
         Provision for doubtful accounts                                   10,522            5,910            3,401

         Change in assets and liabilities                                  (7,067)          (6,856)          (7,302)
                                                                         --------         --------         --------
              Net cash provided by operating activities                    54,684           39,337           42,882
                                                                         --------         --------         --------

Cash flows from investing activities:
   Purchases of property and equipment                                    (13,059)         (76,882)         (21,007)
   Increase (decrease) in construction payables                            (9,228)           2,283            6,945
   Increase in other assets                                                    --             (503)            (257)
                                                                         --------         --------         --------
              Net cash used in investing activities                       (22,287)         (75,102)         (14,319)
                                                                         --------         --------         --------

Cash flows from financing activities:
   Proceeds from long-term debt                                             5,000           42,400            5,000
   Payments on long-term debt                                             (25,000)              --          (32,000)
   Capital distributions                                                  (15,245)         (13,564)          (8,200)
   Increase (decrease) in due to affiliates                                 1,959            8,486           (3,042)
   Debt issue costs and commitment fees                                      (432)          (1,256)            (169)
                                                                         --------         --------         --------
              Net cash (used in) provided by financing activities         (33,718)          36,066          (38,411)
                                                                         --------         --------         --------


Net change in cash and cash equivalents                                    (1,321)             301           (9,848)
Cash and cash equivalents, beginning of period                             23,159           22,858           32,706
                                                                         --------         --------         --------

Cash and cash equivalents, end of period                                 $ 21,838         $ 23,159         $ 22,858
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

                          ROBINSON PROPERTY GROUP, L.P.

                          NOTES TO FINANCIAL STATEMENTS


1.     ORGANIZATION AND BASIS OF PRESENTATION

Robinson Property Group, L.P. (the "Partnership") was formed as a Mississippi limited partnership on June 7, 1993 and is 100% owned, directly and indirectly, by Horseshoe Gaming, L.L.C. ("Gaming"). The Partnership owns and operates the Horseshoe Casino Center (the "Casino"), a permanently moored vessel consisting of a casino and hotel located in Tunica County, Mississippi, which opened on February 13, 1995. Consistent with state law, the gaming license granted to the Partnership is for a two-year period and must be renewed. In September 1998, the Partnership renewed its license for an additional two-year period.

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

Depreciation is provided on the straight-line basis over the estimated useful lives as follows:

Buildings, barge and improvements                        15 to 30 years
Furniture, fixtures and equipment                         3 to 10 years

Capitalized Interest

The Partnership capitalizes interest for associated borrowing costs of major construction projects. Capitalization of interest ceases when the asset is substantially complete and ready for its intended use. Interest capitalized during the years ended December 31, 1998, 1997 and 1996 was $43,000, $3,413,000
and $620,000, respectively.

Goodwill

Goodwill is amortized on a straight-line basis over 25 years, which management estimates is the related benefit period. Management regularly evaluates whether or not the future undiscounted cash flows of the Partnership are sufficient to recover the carrying amount of the goodwill. Additionally, management continually monitors such factors as the status of new or proposed legislation, the competitive environment and the general economic conditions of the market in which it operates. If the estimated future undiscounted cash flows are not sufficient to recover the carrying amount of goodwill and accordingly, an impairment has occurred, management intends to write down the carrying amount of goodwill to its estimated fair value based on discounted cash flows. The amount of amortization expense recorded in 1998, 1997 and 1996 was $865,000, $869,000 and $861,000, respectively.

Deferred Finance Charges

Deferred finance charges, which are included in other assets, consist of fees and expenses incurred by Gaming in conjunction with its corporate borrowings. Gaming charges the Partnership its pro-rata share of the total deferred finance charges as funds are borrowed by the Partnership from Gaming. Deferred finance charges of $2,013,000 and $2,529,000 as of December 31, 1998 and 1997,
respectively, and are being amortized over the period from the initial funding of the debt through the latest date for repayment using the effective interest method.

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

                                        Years Ended December 31,
                                -------------------------------------
                                  1998           1997           1996
                                -------        -------        -------
Food and beverage               $18,706        $13,319        $11,779
Hotel                             4,129          1,964          1,403
Other operating expenses          3,649            473            507
                                -------        -------        -------
                                $26,484        $15,756        $13,689
                                =======        =======        =======

Advertising Costs

The Partnership expenses all costs associated with advertising as incurred, and such amounts are included in general and administrative expenses in the accompanying statements of operations.

Preopening Expenses

Preopening costs incurred during the expansion of the existing casino property were expensed as incurred and were $1,144,000 in 1997. There were no preopening costs during 1998. In the future, the Partnership will expense as incurred all preopening costs related to new construction in accordance with Statements of Position 98-5 "Reporting on the Cost of Start-up Activities."


Corporate Expenses

The Partnership reimburses Gaming for its share of expenses incurred associated with the management of Gaming and related entities. Included in corporate expenses are normal operating costs, as well as the compensation expense relating to ownership interests in Gaming issued to employees pursuant to employment contracts (see Note 7).

Income Taxes

No provision is made in the accounts of the Partnership for federal and state income taxes, as such taxes are liabilities of the members of Gaming. The Partnership's income tax return and the amount of allocable taxable income are subject to examination by federal and state taxing authorities. If an examination results in a change to Partnership income, the income tax reported by the individual partners may also change. The tax bases in the Partnership's assets and liabilities were less than the amounts reported in the accompanying financial statements by $1,392,000 and $1,848,000 at December 31, 1998 and 1997, respectively. In 1998 and 1997, taxable income was in excess of net income reported in the accompanying statements of operations and in 1996, taxable income was less than net income reported in the accompanying statements of operations.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," management continually evaluates whether events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Based on management's evaluations, no significant impairments of long-lived assets have occurred during the three years ended December 31, 1998.

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

3.     STATEMENTS OF CASH FLOWS

Cash payments for interest, excluding amounts capitalized, totaled $10,734,000, $6,727,000 and $8,436,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

A capital contribution of $1,150,000 was made through the issuance of a contribution receivable during the year ended December 31, 1995. The Partnership received land in satisfaction of the receivable during 1996. During 1998, the carrying value of the land was adjusted to its estimated fair market value as agreed to by the Partnership and the contributing partner. As a result, the Partnership reduced the value of the land by $941,000 and reduced goodwill by $168,000, with a corresponding reduction in partners capital of $1,109,000.

The net change in assets and liabilities consists of the following (in thousands):

                                                       Years Ended December 31,
                                             ------------------------------------------
                                               1998             1997             1996
                                             --------         --------         --------
(Increase) decrease in assets:
  Accounts receivable                        $ (5,941)        $(10,745)        $ (6,140)
  Inventories                                    (290)            (946)             (60)
  Prepaid expenses and other                   (1,548)            (230)             196
  Increase (decrease) in liabilities:
  Accounts payable                             (2,157)           3,667           (1,397)
  Accrued expenses and other                    2,869            1,398               99
                                             --------         --------         --------
                                             $ (7,067)        $ (6,856)        $ (7,302)
                                             ========         ========         ========

4.     ACCRUED EXPENSES AND OTHER

Accrued expenses and other consists of the following (in thousands):

                                                        December 31,
                                                  ----------------------
                                                    1998           1997
                                                  -------        -------
Payroll and related tax liabilities               $ 3,154        $ 1,879
Vacation and other employee benefits                1,092          1,611
Gaming, sales, use and property taxes               1,830          1,450
Outstanding chip and token liabilities              1,163          1,053
Progressive slot and slot club liabilities          4,510          3,451
Other accrued expenses                              1,520            457
                                                  -------        -------
                                                  $13,269        $ 9,901
                                                  =======        =======

5.     LONG-TERM DEBT

RPG's original note payable to Gaming of $125,000,000 bears interest at 13.31% and requires the Partnership to apply 100% of its available cash flow, as defined, towards the outstanding principal balance with the balance due in full on September 30, 2000. Interest is payable semi-annually on March 31 and September 30. There are no material restrictions on the amount of cash or other assets which the Partnership may distribute to Gaming, and the Partnership may prepay the outstanding balance of the intercompany note at any time prior to maturity without premium or penalty. The last borrowing under this note occurred in April 1997. The total amount due under this note was $24,400,000 and $49,400,000 as of December 31, 1998 and 1997, respectively.

Additional borrowings have been evidenced by notes payable to Gaming in the original amounts of $25,000,000 and $50,000,000. These notes bear interest at 9.39%, are due June 15, 2007 and June 15, 2000, respectively, and require semi-annual interest payments on June 15 and December 15. As of December 31, 1998, the amounts outstanding under these notes were $25,000,000 and $16,000,000, respectively. As of December 31, 1997, the amounts outstanding under these notes were $25,000,000 and $11,000,000, respectively.

Substantially all of the assets of the Partnership serve as collateral for the repayment of the debt obligations of Gaming. The Partnership guarantees such debt, which totaled $393,149,000 including accrued interest, at December 31, 1998.

Gaming's debt agreements contain covenants that, among other things, (i) limit the amount of additional indebtedness which may be incurred by Gaming and its subsidiaries; (ii) prohibit any consolidation or merger of Gaming or its subsidiaries with an affiliate or third party, any sale of substantially all of Gaming or its subsidiaries' assets or any payment of subordinated indebtedness prior to its scheduled maturity; and (iii) require Gaming and its subsidiaries to invest excess funds in cash equivalents and government securities with a maturity of one year or less.

As of December 31, 1998, the five year maturities for long-term debt are $0
(1999), $40,400,000 (2000), $0 (2001), $0 (2002) and $0 (2003).

6.     TRANSACTIONS WITH RELATED PARTIES

The due to affiliates balance relates primarily to costs and expenses of the Partnership paid for by Gaming.

The Partnership conducts a portion of its marketing through an entity that is owned by the wife of an officer of Gaming. Fees and expenses paid to this company totaled $1,205,000, $1,047,000 and $736,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

During 1998, the Partnership loaned an officer $100,000. The unsecured note bears interest at 10% and is due upon termination of the officer. This amount is included in other current receivables.

7.     EMPLOYEE COMPENSATION AND BENEFITS

Employment Agreements

The Partnership has employment agreements with certain key employees that provide certain benefits in the event such employees are terminated. These employees also received ownership interests in the Partnership, which were subsequently exchanged for membership interests in Gaming, and vest over terms specified in the various employment agreements, which is generally five years. These employment agreements include a put/call provision which, if exercised by the employee, would require Gaming to repurchase these ownership interests in the event of termination at the then fair market value based on an independent appraisal. Accordingly, these compensation arrangements are accounted for as variable stock purchase plans. Compensation expense is recorded each period equal to the change in the fair market value of ownership interests issued and the vesting schedule pursuant to these agreements. The Partnership reimburses Gaming for the expense related to these ownership interests; therefore, there is no deferred compensation reported in the accompanying balance sheet as of December 31, 1998 and 1997.

Compensation expense related to employee ownership interests are included in corporate expenses. The amount of compensation expense related to redeemable ownership interest was $2,122,000, $7,533,000 and $2,620,000 as of December 31, 1998, 1997 and 1996, respectively.

401(k) Savings Plan

The Partnership has a 401(k) savings plan whereby eligible employees can contribute up to 15% of their salary. RPG matches 50% of the employees' contributions up to a maximum of 6% of their salary. Employees vest in the Partnership's matching contribution over six years. Employees of the Partnership are eligible to participate in the plan on the first day of the next calendar quarter following six months of service. The Partnership's matching contributions were $444,000, $333,000 and $299,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

8.     COMMITMENTS AND CONTINGENCIES

Litigation

The Partnership, during the normal course of operating its business, becomes engaged in various litigation. In the opinion of the Partnership's management, the ultimate disposition of such litigation will not have a material impact on the Partnership's operations.

Proposed Acquisition

On September 2, 1998, Gaming entered into an Agreement and Plan of Merger to acquire the operating subsidiaries of Empress Entertainment, Inc. ("Empress") for an estimated $609 million, including assumption of a portion of Empress' existing debt aggregating approximately $150 million. Empress owns two riverboat gaming operations: one in Hammond, Indiana; and one in Joliet, Illinois. Gaming intends to finance the acquisition through new borrowings. Under the terms of the agreement relating to the Empress acquisition (the "Merger Agreement"), Gaming made a down payment of $10 million towards the purchase price. The transactions contemplated by the Merger Agreement are subject to the approval of the Mississippi Gaming Commission, the Louisiana Riverboat Gaming Commission, the Illinois Gaming Board and the Indiana Gaming Commission. The Merger Agreement provides that each party has the right to terminate the agreement certain circumstances, which in some instances provides for Empress to retain the $10 million down payment as well as receive other consideration not to exceed $3 million. There can be no assurance that Gaming will be successful in obtaining the necessary approvals or additional financing to complete the Empress acquisition.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Horseshoe Gaming, L.L.C.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Horseshoe Gaming, L.L.C. included in this Form 10-K, and have issued our report thereon dated March 8, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Item 14(a)2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                      ARTHUR ANDERSEN LLP

Memphis, Tennessee,
   March 8, 1999.

                                                                     SCHEDULE II

                            HORSESHOE GAMING, L.L.C.
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

------------------------------------------------------------------------------------------
         Column A                   Column B       Column C      Column D       Column E
------------------------------------------------------------------------------------------
                                                   Additions
                                    Balance at     Charged to    Deductions     Balance at
                                    Beginning       Costs and       from           Close
       Description                  of Period       Expenses       Reserves      of Period
------------------------------------------------------------------------------------------
Year Ended December 31, 1998

       Allowance for Doubtful
         Accounts                      $8,965      $ 11,937      $(10,556) (A)   $10,346
                                       ======      ========      ========        =======

Year Ended December 31, 1997

       Allowance for Doubtful
         Accounts                      $3,452      $  7,556      $ (2,043)(A)   $  8,965
                                       ======      ========      ========       ========

Year Ended December 31, 1996

       Allowance for Doubtful
         Accounts                      $2,663      $  4,388      $ (3,599)(A)   $  3,452
                                       ======      ========      ========       ========

(A) Uncollectible accounts written off, net of amounts recovered.

                                  EXHIBIT INDEX

                                                                                          Sequentially
 Exhibit                                                                                    Numbered
  Number                                   Description                                        Page
 -------                                   -----------                                    ------------
2.1  #    Agreement and Plan of Merger by and among Horseshoe Gaming, L.L.C. and
          Empress Entertainment, Inc. dated September 2, 1998.
2.2  ##   First Amendment to Agreement and Plan of Merger by and among Horseshoe
          Gaming, L.L.C. and Empress Entertainment, Inc. dated March 25, 1999.
2.3  ##   First Amendment to Deposit Escrow Agreement by and among Horseshoe
          Gaming, L.L.C. and Empress Entertainment, Inc. dated March 25, 1999.
3.1  *    Certificate of Formation of Horseshoe Gaming, L.L.C.
3.2  *    Articles of Incorporation of Horseshoe Gaming, Inc. (formerly New Gaming
          Capital Corporation), as amended to date.
3.3  *    Bylaws of Horseshoe Gaming, Inc. (formerly New Gaming Capital Corporation).
3.4  *    Certificate of Limited Partnership of Robinson Property Group Limited
          Partnership, as amended to date.
3.5  *    Articles of Incorporation of Horseshoe GP, Inc., as amended to date.
3.6  *    Bylaws of Horseshoe GP, Inc.
4.1  *    Second Amended and Restated Limited Partnership Agreement of Robinson
          Property Group Limited Partnership, as amended to date.
4.2  *    Mortgage, Security Agreement and Assignment of Leases and Rents executed by
          Horseshoe Entertainment, as Mortgagor, in favor of Horseshoe Gaming,
          L.L.C., as Mortgagee.
4.3  *    First Preferred Ship Mortgage on the whole of the Queen of the Red executed by Horseshoe Entertainment, as Owner and Mortgagor, in favor of Horseshoe Gaming, L.L.C., as Mortgagee.
4.4  *    Bossier City Security Agreement and Assignment thereof.
4.5  *    Deed of Trust Security Agreement and Assignment of Leases and Rents from
          Robinson Property Group Limited Partnership, as Grantor, to Rowan H.
          Taylor, Jr., an individual, as Trustee for the benefit of Horseshoe
          Gaming, L.L.C., and Hanwa American Corp., Yewdale Holdings Limited and
          debis Financial Services, Inc., as Beneficiaries.
4.6  *    First Preferred Ship Mortgage on the whole of the Horseshoe Casino and Hotel, Tunica executed by Robinson Property Group Limited
          Partnership, as Owner and Mortgagor, in favor of Horseshoe Gaming,
          L.L.C. and Chemical Trust Company of California, as Mortgagee.
4.7  *    Tunica County Security Agreement and Assignment thereof.
4.8  *    Intercompany Senior Secured Note due September 30, 2000, executed by
          Horseshoe Entertainment in favor of Horseshoe Gaming, L.L.C.
4.9  *    Intercompany Senior Secured Note due September 30, 2000, executed by
          Robinson Property Group Limited Partnership in favor of Horseshoe Gaming,
          L.L.C.
4.10 *    Form of Senior Note of Horseshoe Gaming, L.L.C. 12.75% Senior Notes due
          2000.
4.11 *    Indenture, dated as of October 10, 1995, by and among Horseshoe
          Gaming, L.L.C., U.S. Trust Company of California, N.A., as Trustee,
          and Robinson Property Group Limited Partnership, as Guarantor, with respect to the 12.75% Senior Notes due 2000.

4.12 *    Collateral Agency Agreement, dated as of October 6, 1995, by and among Horseshoe Gaming, L.L.C., Robinson Property Group Limited
          Partnership, B&O Development Limited Partnership, JBB Gaming
          Investments, L.L.C. (formerly Worldwide Gaming Investments, L.L.C.), and Jack Binion, as Grantors, the Purchasers of the 12.75% Senior
          Notes due 2000, and United States Trust Company of New York, as
          Collateral Agent.
4.13 *    Second Pledge Agreement, dated as of October 10, 1995, from Jack
          Binion, B&O Development Limited Partnership, and JBB Gaming
          Investments, L.L.C. (formerly Worldwide Gaming Investments, L.L.C.) in favor of United States Trust Company of New York, as Collateral Agent
          for the benefit of the Holders of 12.75% Senior Notes due September
          30, 2100 issued by Horseshoe Gaming, L.L.C.
4.14 *    Second Pledge Agreement, dated as of October 10, 1995, from
          Horseshoe Gaming, L.L.C. in favor of United States Trust Company of
          New York, for the ratable benefit of the Holders of 12.75% Senior
          Notes due September 30, 2000 issued by Horseshoe Gaming, L.L.C.
4.15 *    Second Ship Mortgage on the whole of the Queen of the Red by
          Horseshoe Entertainment owner and mortgagor in favor of Horseshoe
          Gaming, L.L.C., as Mortgagee.
4.16 *    Bossier City Second Security Agreement and Assignment thereof.
4.17 *    Second Deed of Trust,  Security Agreement and Assignment of Leases and Rents
          from Robinson Property Group Limited  Partnership,  as Grantor,  to Rowan H.
          Taylor, Jr., an individual,  as Trustee for the benefit of Horseshoe Gaming,
          L.L.C.  and United States Trust Company of New York, as Collateral Agent for
          the Senior Note Holders, as beneficiaries.
4.18 *    Second Ship Mortgage on the whole of the Horseshoe Casino and Hotel,
          Tunica executed by Robinson Property Group Limited Partnership, as
          Owner and Mortgagor, in favor of Horseshoe Gaming, L.L.C. and United
          States Trust Company of New York, as Collateral Agent for the ratable benefit of the Senior Note Holders.
4.19 *    Tunica County Second Security Agreement and Assignment thereof.
4.20 **   Limited  Partnership  Agreement  of  Horseshoe  Entertainment,  a  Louisiana
          limited partnership, dated April 20th, 1993.
4.21 **   Second and Amended and Restated Limited Partnership Agreement of
          New Gaming Capital Partnership, a Nevada limited partnership, dated as of October 1, 1995.
4.22 **   Limited Liability Company Agreement of Horseshoe Ventures, L.L.C.,
          a Delaware limited liability company, dated as of October 1, 1995.
4.23 **   Limited Liability Company Agreement of Horseshoe Gaming, L.L.C., as
          amended to date.
4.24 ***  Amendment No. 1 to Indenture, dated as of July 19, 1996, by and among Horseshoe Gaming, L.L.C., Robinson Property Group Limited
          Partnership and U.S. Trust Company of California, N.A., as Trustee
          under the Indenture.
4.25 +    Intercompany Senior Secured Note due September 30, 2000 executed by
          Robinson Property Group Limited Partnership in favor of Horseshoe
          Gaming, L.L.C.
4.26 +    Intercompany Senior Secured Note due September 30, 2000 executed by
          Horseshoe Entertainment in favor of Horseshoe Gaming, L.L.C.
4.27 ++   Purchase  Agreement  for 9-3/8%  Series A Senior  Subordinated  Notes by and
          among  Horseshoe   Gaming,   L.L.C.  and  Robinson  Property  Group  Limited
          Partnership,  as guarantor,  and  Wasserstein  Perella  Securities,  Inc. as
          Initial Purchaser
4.28 ++   Form of 9-3/8% Senior Subordinated Note due 2007 of Horseshoe Gaming, L.L.C.

4.29 ++   Indenture, dated as of June 15, 1997, by and among Horseshoe
          Gaming, L.L.C., U.S. Trust Company of Texas, N.A. as Trustee, and
          Robinson Property Group Limited Partnership, as guarantor, with respect to the 9-3/8% Senior Subordinated Notes due 2007.
4.30 ++   Exchange and Registration Rights Agreement, dated as of June 25,
          1997, by and among Horseshoe Gaming, L.L.C., Robinson Property Group
          Limited Partnership and Wasserstein Perella Securities, Inc.
4.31 ++   Intercompany Senior Secured Note due June 15, 2007 executed by
          Robinson Property Group Limited Partnership in favor of Horseshoe
          Gaming, L.L.C.
4.32 ++   Intercompany Senior Secured Note due June 15, 2007 executed by
          Horseshoe Entertainment in favor of Horseshoe Gaming, L.L.C.
4.33 +++  Intercompany Senior Secured Note due June 15, 2000 executed by
          Robinson Property Group Limited Partnership in favor of Horseshoe
          Gaming, L.L.C.
4.34 +++  Intercompany Senior Secured Note due June 15, 2000 executed by
          Horseshoe Entertainment in favor of Horseshoe Gaming, L.L.C.
4.35 +++  Amended and Restated Credit Facility Agreement, dated as of
          November 12, 1997, by and among Horseshoe Gaming, L.L.C. and Canadian
          Imperial Bank of Commerce as agent for the lenders.
4.36 +++  Form of Revolving Note between Horseshoe Gaming,  L.L.C. and Lender pursuant to the Amended and Restated Credit Facility Agreement.
4.37 +++  Form of  Swingline  Note  between  Horseshoe  Gaming,  L.L.C.  and  Canadian
          Imperial  Bank of  Commerce  pursuant to the  Amended  and  Restated  Credit
          Facility Agreement
4.38 +++  Security Agreement made as of November 12, 1997 by the Company in favor of Canadian Imperial Bank of Commerce (the "Bank").
4.39 +++  Guarantee  and  Security  Agreement  made by  Horseshoe  Gaming,  Inc. as of
          November 12, 1997 in favor of the Bank.
4.40 +++  Guarantee and Security Agreement made by Horseshoe GP, Inc. as of
          November 12, 1997 in favor of the Bank.
4.41 +++  Amended and Restated Guarantee and Security Agreement made by
          Robinson Property Group LP as of November 12, 1997 in favor of the
          Bank.
4.42 +++  Guarantee and Security Agreement made by New Gaming Capital
          Partnership as of November 12, 1997 in favor of the Bank.
4.43 +++  Guarantee and Security Agreement made by Horseshoe Ventures as of
          November 12, 1997 in favor of the Bank.
4.44 +++  Amended and Restated Note Assignment made by the Company as of
          November 12, 1997 in favor of the Bank and United States Trust Company of New York for the ratable benefit of the Holders of 12.75% Senior
          Notes due September 30, 2000 issued by Horseshoe Gaming, L.L.C.
4.45 +++  Amended and Restated Pledge Agreement of the Company as of
          November 12, 1997 in favor of the Bank.
4.46 +++  Amended and Restated Pledge Agreement of JBB Gaming Investments as
          of November 12, 1997 in favor of the Bank.
4.47 +++  Amended and Restated  Intercreditor  Agreement dated as of November 12, 1997 by and between  Horseshoe  Gaming,  L.L.C.  and  Canadian  Imperial  Bank of
          Commerce.
10.1 *    Employment  Agreement dated January 1, 1996 by and between Horseshoe Gaming,
          Inc. and Paul Alanis.

10.2 *    Employment  Agreement dated January 1, 1996 by and between Horseshoe Gaming,
          L.L.C. and Loren S. Ostrow.
10.3 *    401(k) Plan of Robinson Property Group Limited Partnership.
10.4 **   Assignment  Agreement  dated as of October 1, 1995 by and between  Horseshoe
          Gaming, L.L.C. and Walter J. Haybert.
10.5 **   Assignment  Agreement  dated as of October 1, 1995 by and between  Horseshoe
          Gaming,  L.L.C. and John J. Schreiber.
10.6 **   Assignment  Agreement  dated as of October 1, 1995 by and between  Horseshoe
          Gaming, L.L.C. and John Michael Allen.
10.7 **   Registration Rights Agreement dated as of October 10, 1995 by and between Horseshoe Gaming, L.L.C., on the one hand, and Yewdale
          Holdings Limited, Post Balanced Fund, L.P., Capital Fund Foundation,
          Raymond Zimmerman, as Trustee for the Charles N. Mathewson Charitable
          Remainder Uni Trust, Hanwa American Corp., Onyx Partners, Inc., Alpine
          Associates, Janless Corp., Andrew Astrachan, and Donald Schupak, on
          the other hand.
10.8 ++   Second Amended and Restated Employment Agreement dated as of October 1,
          1995 by and  between Horseshoe Gaming, Inc. and John Michael Allen.
10.9 ++   Second Amended and Restated Employment Agreement dated as of October 1,
          1995 by and between Horseshoe Gaming, Inc. and Walter J. Haybert.
10.10++   Second Amended and Restated Employment Agreement dated as of October 1,
          1995, by  and between Horseshoe Gaming, Inc. and John J. Schreiber.
10.11++   1997 Unit Option Plan of Horseshoe Gaming, L.L.C.
10.12++   Agreement Between Owner and Contractor for the Construction of a Hotel
          between Horseshoe Entertainment and Manhattan Construction Company and
          Whitaker Construction Company d.b.a. Manhattan/Withtaker, a Joint
          Venture.
10.13++   Vessel Construction Agreement dated as of March 6, 1997 between Levac
          Shipyards, Inc. and Horseshoe Entertainment
10.14++   Contract for Construction dated as of August 6, 1996 between Robinson
          Property Group Limited Partnership and Charles N. White Construction
          Company, together with Change Orders Numbered 1 through 6.
10.15##   Unit Option Agreement dated as of February 1, 1997 by and between Horseshoe
          Gaming, L.L.C. and Larry Lepinski.
10.16##   Warrant Purchase Agreement dated as of December 21, 1998 by and between Hanwa Co., Ltd and Horseshoe gaming, L.L.C.
10.17##   Settlement Agreement dated as of December 31, 1998 by and among Horseshoe
          Gaming, Inc., Horseshoe Gaming, L.L.C. and Hollywood Park, Inc.
10.18##   Settlement Agreement dated as of February 3, 1999 by and among Horseshoe
          Gaming, Inc., Horseshoe Gaming, L.L.C. and Mike Allen.
10.19##   Letter Agreement dated October 19, 1998 by Horseshoe Gaming, Inc. and
          Horseshoe Gaming, L.L.C. and accepted by Walter Haybert.
10.20##   Letter Agreement dated January 4, 1999 by Horseshoe Gaming, Inc. and
          Horseshoe Gaming, L.L.C. and accepted by Walter Haybert.
10.21##   Mutual General Release dated February 23, 1999 by and among Horseshoe
          Gaming, L.L.C., Horseshoe Gaming, Inc., Horseshoe GP, Inc., Robinson
          Property Group Limited Partnership, New Gaming Capital Partnership,
          Horseshoe Entertainment, LP and Nobutaka Mutaguchi.

10.22##   Exclusive  License  Agreement  dated July 2, 1998 by and  between  Horseshoe
          Gaming, L.L.C. and Horseshoe License Company.
10.23##   Amended and Restated  Employment  Agreement  dated  November 23, 1998 by and between Horseshoe Gaming, Inc. and Gary Border.
10.24##   Amended and Restated  Employment  Agreement  dated  November 23, 1998 by and between Horseshoe Gaming, Inc. and Larry Lepinski.
10.25##   Amended and Restated Employment Agreement dated October 15, 1998 by and between Horseshoe Gaming, Inc. and Robert McQueen.
10.26##   Amended and Restated  Employment  Agreement  dated  November 23, 1998 by and between Horseshoe Gaming, Inc. and Kirk Saylor.
10.27##   Unit Option Agreement dated as of February 1, 1997 by and between Horseshoe
          Gaming, L.L.C. and Urs Vogel.
10.28##   Unit Option Agreement dated as of February 1, 1997 by and between Horseshoe
          Gaming, L.L.C. and Glen Buxton.
10.29##   Unit Option Agreement dated as of February 1, 1997 by and between Horseshoe
          Gaming, L.L.C. and Cliff Kortman.
20.01#    Press Release issued on September 2, 1998 by Horseshoe Gaming, L.L.C.
          announcing that it had executed an agreement to acquire the riverboat gaming operations of Empress Entertainment, Inc.
21.1 ##   Subsidiaries of Horseshoe Gaming, L.L.C.
27.1 ##   Financial Data Schedule-Horseshoe Gaming L.L.C. and Subsidiaries.


-----------

* Filed as an Exhibit to Registration Statement on Form S-4 (No. 333-0214) filed on January 8, 1996.

** Filed as an Exhibit to Amendment No. 1 to Registration Statement filed on April 26, 1996.

*** Filed as an Exhibit to Form 10-Q for the Quarter Ended June 30, 1996, filed on August 13, 1996.

+ Filed as an Exhibit to Form 10-Q for the Quarter Ended March 31, 1997, filed on May 7, 1997.

++ Filed as an Exhibit to Registration Statement on Form S-4 (No. 333-33145) filed on August 7, 1997.

+++ Filed as an Exhibit to Form 10-K for the Year Ended December 31, 1997, filed on March 30, 1998.

#       Filed as an Exhibit to Form 8-K filed on September 12, 1998.

##      Filed herewith.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

        No annual report or proxy material has been sent to security holders during the fiscal year ended December 31, 1998.