Form 10-Q
period 1999-03-31
HORSESHOE GAMING LLC
filed 1999-05-03
CIK 1005732

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                    FORM 10-Q


|X| QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended  March 31, 1999
                                -------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________

Commission File Number  333-0214
                        --------------------------------------------------------

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

                   HORSESHOE GAMING, L. L. C. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          QUARTER ENDED MARCH 31, 1999


INDEX                                                                                      PAGE
-----                                                                                      ----
PART I        FINANCIAL INFORMATION

ITEM 1        Financial Statements:

      Horseshoe Gaming, L. L. C. and Subsidiaries:
         Consolidated Condensed Balance Sheets
              at March 31, 1999 and December 31, 1998......................................  3
         Consolidated Condensed Statements of Operations
              for the three months ended March 31, 1999 and 1998...........................  4
         Consolidated Condensed Statements of Cash Flows
              for the three months ended March 31, 1999 and 1998...........................  5
         Notes to Consolidated Condensed Financial Statements..............................  6

      Robinson Property Group, L.P.:
         Condensed Balance Sheets
              at March 31, 1999 and December 31, 1998......................................  8
         Condensed Statements of Operations
              for the three months ended March 31, 1999 and 1998...........................  9
         Condensed Statements of Cash Flows
              for the three months ended March 31, 1999 and 1998........................... 10
         Notes to Condensed Financial Statements........................................... 11

      New Gaming Capital Partnership and Subsidiary:
         Consolidated Condensed Balance Sheets
              at March 31, 1999 and December 31, 1998...................................... 12
         Consolidated Condensed Statements of Operations
              for the three months ended March 31, 1999 and 1998........................... 13
         Consolidated Condensed Statements of Cash Flows
              for the three months ended March 31, 1999 and 1998........................... 14
         Notes to Consolidated Condensed Financial Statements.............................. 15

ITEM 2        Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................................... 16

PART II       OTHER INFORMATION

ITEM 6        Exhibits and reports on Form 8-K............................................. 20

SIGNATURES    ............................................................................. 24

PART I  FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                    HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                   March 31,     December 31,
                                                                     1999           1998
                                                                   ---------     ------------
                                                                  (Unaudited)
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                       $  47,437      $  84,151
   Accounts receivable, net                                            8,839          9,653
   Inventories                                                         2,437          3,548
   Prepaid expenses and other                                          8,899          4,484
                                                                   ---------      ---------
              Total current assets                                    67,612        101,836
                                                                   ---------      ---------

Property and Equipment:
   Land                                                               16,174         16,093
   Buildings, boat, barge and improvements                           340,791        333,071
   Furniture, fixtures and equipment                                  85,731         83,360
   Less:  accumulated depreciation                                   (69,305)       (61,330)
                                                                   ---------      ---------
                                                                     373,391        371,194
   Construction in progress                                               33          4,113
                                                                   ---------      ---------
              Net property and equipment                             373,424        375,307
                                                                   ---------      ---------

Other Assets:
   Goodwill, net                                                      35,938         36,124
   Assets held for resale                                             12,000         12,000
   Other                                                              37,016         35,181
                                                                   ---------      ---------
                                                                   $ 525,990      $ 560,448
                                                                   =========      =========

                               LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
   Current maturities of long-term debt                            $      --      $   1,174
   Accounts payable                                                    7,683          8,252
   Accrued expenses and other                                         45,896         40,599
                                                                   ---------      ---------
              Total current liabilities                               53,579         50,025

Long-term Debt, less current maturities                              372,678        387,544

Minority Interest                                                     (2,253)        (1,965)

Commitments and Contingencies

Redeemable Ownership Interests                                        54,941         53,693

Members' Equity                                                       47,045         71,151
                                                                   ---------      ---------
                                                                   $ 525,990      $ 560,448
                                                                   =========      =========


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                    HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                          Three Months Ended
                                                              March  31,
                                                      -------------------------
                                                        1999             1998
                                                      ---------       ---------
Revenues:
   Casino                                             $ 112,698       $ 106,840
   Food and beverage                                     12,995          11,082
   Hotel                                                  8,762           8,283
   Retail and other                                       3,135           2,091
                                                      ---------       ---------
                                                        137,590         128,296
   Promotional allowances                               (17,398)        (14,390)
                                                      ---------       ---------
      Net revenues                                      120,192         113,906
                                                      ---------       ---------

Expenses:
   Casino                                                60,651          60,548
   Food and beverage                                      4,403           4,179
   Hotel                                                  2,570           2,884
   Retail and other                                       2,515           1,584
   General and administrative                            12,613          13,505
   Development                                               64             181
   Preopening                                                --             653
   Depreciation and amortization                          8,585           7,947
                                                      ---------       ---------
      Total expenses                                     91,401          91,481
                                                      ---------       ---------

Operating Profit Before Corporate Expenses               28,791          22,425
   Corporate expenses                                     2,213           3,114
                                                      ---------       ---------

Operating Income                                         26,578          19,311

Other Income (Expense):
   Interest expense                                     (10,260)         (9,729)
   Interest income                                          572             477
   Other, net                                                (9)           (110)
   Minority interest in loss (income)
      of subsidiaries                                      (312)             24
                                                      ---------       ---------
Net Income                                            $  16,569       $   9,973
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

                    HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                 Three Months Ended
                                                                     March 31,
                                                              ----------------------
                                                                1999          1998
                                                              --------      --------
Cash provided by operating activities:
   Net income                                                 $ 16,569      $  9,973
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation and amortization                           8,585         7,947
         Amortization of debt discount, deferred
           finance charges and other                               676           670
         Provision for doubtful accounts                           810         2,500
         Minority interest in income (loss) of subsidiary          312           (24)
         Increase in redeemable ownership interests                575         1,345
         Net change in assets and liabilities                      335       (16,965)
                                                              --------      --------
              Net cash provided by operating activities         27,862         5,446
                                                              --------      --------

Cash flows from investing activities:
   Purchases of property and equipment                          (6,090)      (25,448)
   Proceeds from sale of property and equipment                     --           194
   Increase (decrease) in construction payables                    763       (19,202)
   Increase in other long-term assets                           (3,072)       (2,684)
                                                              --------      --------
              Net cash used in investing activities             (8,399)      (47,140)
                                                              --------      --------

Cash flows from financing activities:
   Proceeds from long-term debt                                     --        45,000
   Payments on long-term debt                                  (16,175)       (1,675)
   Capital distributions                                        (5,576)       (4,383)
   Warrant repurchase                                          (34,426)           --
                                                              --------      --------
              Net cash used in financing activities            (56,177)       38,942
                                                              --------      --------

Net change in cash and cash equivalents                        (36,714)       (2,752)
Cash and cash equivalents, beginning of period                  84,151        48,710
                                                              --------      --------
Cash and cash equivalents, end of period                      $ 47,437      $ 45,958
                                                              ========      ========


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                    HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.      Introduction:

The accompanying unaudited Consolidated Condensed Financial Statements of Horseshoe Gaming, L.L.C., a Delaware limited liability company (the "Company") and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and disclosures necessary for complete financial statements in conformity with generally accepted accounting principles. The consolidated condensed balance sheet at December 31, 1998 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations.

2.      Contingencies:

The Company and its subsidiaries, during the normal course of operating its business, become engaged in various litigation and other legal disputes. In the opinion of the Company's management, the ultimate disposition of such disputes will not have a material impact on the Company's operations.

On September 2, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire the operating subsidiaries of Empress Entertainment, Inc. ("Empress") for an estimated $609 million, including assumption of a portion of Empress' existing debt of approximately $150 million. Empress owns two riverboat gaming operations: one in Hammond, Indiana and one in Joliet, Illinois. The Company intends to fund the acquisition through new borrowings (see Subsequent Events below). The transactions contemplated by the Merger Agreement are subject to the approval of the Mississippi Gaming Commission, the Louisiana Gaming Control Board, the Illinois Gaming Board and the Indiana Gaming Commission. There can be no assurance that the Company will be successful in obtaining such approvals or consummating the HGHC Notes Offering (as defined below) or other financing to complete the Empress merger. In addition, the Merger Agreement, including the amendment dated March 25, 1999, provides that each party has the right to terminate the agreement under certain circumstances, which in some instances would allow Empress to retain a $10 million down payment made by the Company towards the purchase price as well as receive other consideration from the Company not to exceed $3 million.

3.      Ownership Transaction:

On January 13, 1999, the Company repurchased outstanding warrants held by a third party which entitled such third party to purchase approximately 6.99% ownership in the Company from its largest shareholder, Horseshoe Gaming, Inc. ("HGI"), for an exercise price of $510,000. Upon acquisition, the Company exercised the warrants and retired the membership units acquired from HGI. The total cost of the warrants, including fees, expenses and the exercise price paid to HGI was approximately $34.4 million, which was recorded as a reduction in members' equity.

4.      Subsequent Events:

On April 15, 1999, Horseshoe Gaming Holding Corp. ("HGHC") was formed by the filing of a Certificate of Incorporation with the Delaware Secretary of State. Certain members of the Company intend to contribute their membership interests to HGHC such that, following such contribution, HGHC would own over 90% of the aggregate ownership interests in the Company. Prior to the Empress merger, HGHC intends to take all necessary action such that it will own 100% of the Company.

To finance the Empress merger, in April 1999, HGHC received a commitment for a new $375 million senior credit facility and commenced an offer to sell $600 million of senior subordinated notes (the "HGHC Notes") in a private placement (the "HGHC Notes Offering"). The proceeds from the HGHC Notes Offering and the new credit facility would also be used to repay debt of the Company and pay related fees and expenses. The HGHC Notes will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

On April 20, 1999, the Company commenced an offer to purchase all of its 12 3/4% senior notes due in 2000 ("Senior Notes") and a solicitation of consents from holders of Senior Notes to amend certain of the covenants and other provisions in the indenture governing the Senior Notes and the related security documents. As of March 31, 1999, $128.6 million of Senior Notes were outstanding.

On April 21, 1999, the Company exercised an option, subject to regulatory approval, to purchase an 8.08% limited partnership interest in Horseshoe Entertainment, L.P. (the remaining interest not held by New Gaming Capital Partnership, L.P., a wholly owned subsidiary of the Company) for total consideration of up to $30.7 million, which includes payments for a non-compete covenant, consents and the release of claims. The consideration for the repurchase consisted of cash, payables to the former limited partners, and offsets against the negative capital account balances of the former limited partners and notes receivable from the former limited partners.

                          ROBINSON PROPERTY GROUP, L.P.
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                    March 31,     December 31,
                                                                      1999           1998
                                                                    ---------     ------------
                                                                   (Unaudited)
                                     ASSETS

Current Assets
   Cash and cash equivalents                                        $  19,916      $  21,838
   Accounts receivable, net                                             5,929          6,137
   Inventories                                                          1,632          1,714
   Prepaid expenses and other                                           3,152          1,930
                                                                    ---------      ---------
              Total current assets                                     30,629         31,619
                                                                    ---------      ---------

Property and Equipment:
   Land                                                                 3,168          3,168
   Buildings, barge and improvements                                  139,128        138,948
   Furniture, fixtures and equipment                                   39,374         37,902
   Less:  accumulated depreciation                                    (36,979)       (33,260)
                                                                    ---------      ---------
              Net property and equipment                              144,691        146,758
                                                                    ---------      ---------

Other Assets:
   Goodwill, net                                                       18,421         18,637
   Other                                                                5,163          4,719
                                                                    ---------      ---------
                                                                    $ 198,904      $ 201,733
                                                                    =========      =========

                              LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
   Accounts payable                                                 $   2,633      $   2,784
   Due to affiliates                                                   11,120         12,376
   Accrued expenses and other                                          14,442         13,269
                                                                    ---------      ---------
              Total current liabilities                                28,195         28,429

Long-term Debt                                                         49,400         65,400

Commitments and Contingencies

Partners' Capital                                                     121,309        107,904
                                                                    ---------      ---------
                                                                    $ 198,904      $ 201,733
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

                          ROBINSON PROPERTY GROUP, L.P.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                          Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                         1999            1998
                                                       --------        --------
Revenues:
   Casino                                              $ 57,189        $ 53,319
   Food and beverage                                      5,751           5,108
   Hotel                                                  3,295           2,977
   Retail and other                                       1,586           1,136
                                                       --------        --------
                                                         67,821          62,540
   Promotional allowances                                (8,334)         (6,890)
                                                       --------        --------
      Net revenues                                       59,487          55,650
                                                       --------        --------

Expenses:
   Casino                                                30,044          28,616
   Food and beverage                                        790           1,381
   Hotel                                                    797             884
   Retail and other                                       1,548           1,102
   General and administrative                             6,133           5,378
   Depreciation and amortization                          3,993           3,644
                                                       --------        --------
         Total expenses                                  43,305          41,005
                                                       --------        --------

Operating profit Before Corporate Expenses               16,182          14,645
   Corporate expenses                                     1,106           1,557
                                                       --------        --------

Operating Income                                         15,076          13,088

Other Income (Expense):
   Interest expense                                      (1,743)         (2,762)
   Interest income                                           77             141
   Other, net                                                (5)             (4)
                                                       --------        --------

Net Income                                             $ 13,405        $ 10,463
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

                          ROBINSON PROPERTY GROUP, L.P.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                              Three Months Ended
                                                                   March 31,
                                                            ---------------------
                                                              1999          1998
                                                            --------      --------
Cash provided by operating activities:
   Net income                                               $ 13,405      $ 10,463
   Adjustments to reconcile net income
      to net cash provided by operating activities:
         Depreciation and amortization                         3,993         3,644
         Provision for doubtful accounts                         367         2,081
         Amortization of debt discounts,
           deferred finance charges and other                    238           234
         Net change in assets and liabilities                   (276)       (5,872)
                                                            --------      --------
              Net cash provided by operating activities       17,727        10,550
                                                            --------      --------

Cash flows from investing activities:
   Purchases of property and equipment                        (1,652)       (5,480)
   Decrease in construction payables                              --        (8,030)
   Increase in other assets                                     (715)         (442)
                                                            --------      --------
              Net cash used in investing activities           (2,367)      (13,952)
                                                            --------      --------

Cash flows from financing activities:
   Capital distributions                                          --        (5,000)
   Changes in due to/from affiliates                          (1,282)        2,436
   Payment on long-term debt                                 (16,000)           --
                                                            --------      --------
              Net cash used in financing activities          (17,282)       (2,564)
                                                            --------      --------

Net change in cash and cash equivalents                       (1,922)       (5,966)
Cash and cash equivalents, beginning of period                21,838        23,159
                                                            --------      --------

Cash and cash equivalents, end of period                    $ 19,916      $ 17,193
                                                            ========      ========


                     The accompanying notes are an integral
                  part of these condensed financial statements.

                          ROBINSON PROPERTY GROUP, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      Introduction:

The accompanying unaudited Condensed Financial Statements of Robinson Property Group, L.P. (the "Partnership") have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and disclosures for complete financial statements in conformity with generally accepted accounting principles. The condensed balance sheet at December 31, 1998 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations.

2.      Contingencies:

The Partnership, during the normal course of operating its business, becomes engaged in various litigation and other legal disputes. In the opinion of the Partnership's management, the ultimate disposition of such disputes will not have a material impact on the Partnership's operations.

On September 2, 1998, Horseshoe Gaming, L.L.C. (the "Company"), the parent of the general partner to the Partnership, entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire the operating subsidiaries of Empress Entertainment, Inc. ("Empress") for an estimated $609 million, including assumption of a portion of Empress' existing debt of approximately $150 million. Empress owns two riverboat gaming operations: one in Hammond, Indiana and one in Joliet, Illinois. The Company intends to fund the acquisition through new borrowings. The transactions contemplated by the Merger Agreement are subject to the approval of the Mississippi Gaming Commission, the Louisiana Gaming Commission, the Illinois Gaming Board and the Indiana Gaming Commission. There can be no assurance that the Company will be successful in obtaining such approvals or consummating the HGHC Notes Offering or other financing to complete the Empress merger. In addition, the Merger Agreement, including the amendment dated March 25, 1999, provides that each party has the right to terminate the agreement under certain circumstances, which in some instances would allow Empress to retain a $10 million down payment made by the Company towards the purchase price as well as receive other consideration from the Company not to exceed $3 million.

                  NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                              March 31,     December 31,
                                                                1999           1998
                                                              ---------     ------------
                                                             (Unaudited)
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                  $  19,694      $  17,609
   Accounts receivable, net                                       2,903          3,509
   Inventories                                                      805          1,834
   Prepaid expenses and other                                     4,121          2,456
                                                              ---------      ---------
              Total current assets                               27,523         25,408
                                                              ---------      ---------

Property and Equipment:
   Land                                                          13,005         12,925
   Buildings, boat and improvements                             201,663        194,123
   Furniture, fixtures and equipment                             45,456         44,702
   Less:  accumulated depreciation                              (31,899)       (27,696)
                                                              ---------      ---------
                                                                228,225        224,054
   Construction in progress                                          33          4,113
                                                              ---------      ---------
              Net property and equipment                        228,258        228,167
                                                              ---------      ---------

Other Assets:
   Goodwill, net                                                 17,516         17,487
   Assets held for resale                                        12,000         12,000
   Other                                                         13,760         13,970
                                                              ---------      ---------
                                                              $ 299,057      $ 297,032
                                                              =========      =========

                        LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
   Current maturities of long-term debt                       $  17,793      $  18,793
   Accounts payable                                               5,014          5,426
   Due to affiliates                                             18,151         20,417
   Accrued expenses and other                                    22,566         19,683
                                                              ---------      ---------
              Total current liabilities                          63,524         64,319

Long-term Debt, less current maturities                         214,702        214,702

Minority Interest                                                (2,253)        (1,964)

Commitments and Contingencies

Partners' Capital                                                23,084         19,975
                                                              ---------      ---------
                                                              $ 299,057      $ 297,032
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

                  NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                          Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                          1999           1998
                                                        --------       --------
Revenues:
   Casino                                               $ 55,509       $ 53,521
   Food and beverage                                       7,244          5,974
   Hotel                                                   5,467          5,306
   Retail and other                                        1,549            955
                                                        --------       --------
                                                          69,769         65,756
   Promotional allowances                                 (9,064)        (7,500)
                                                        --------       --------
      Net revenues                                        60,705         58,256
                                                        --------       --------

Expenses:
   Casino                                                 30,607         31,932
   Food and beverage                                       3,613          2,798
   Hotel                                                   1,773          2,000
   Retail and other                                          967            482
   General and administrative                              7,646          8,127
   Preopening                                                 --            653
   Depreciation and amortization                           4,587          4,299
                                                        --------       --------
      Total expenses                                      49,193         50,291
                                                        --------       --------

Operating Profit Before Corporate Expenses                11,512          7,965
   Corporate expenses                                      1,106          1,557
                                                        --------       --------

Operating Income                                          10,406          6,408

Other Income (Expense):
   Interest expense                                       (7,205)        (7,209)
   Interest income                                           224            207
   Other, net                                                 (5)            (4)
   Minority interest in income of subsidiary                (312)            24
                                                        --------       --------

Net Income (Loss)                                       $  3,108       $   (574)
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

                  NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                Three Months Ended
                                                                     March 31,
                                                              ----------------------
                                                                1999          1998
                                                              --------      --------
Cash provided by operating activities:
   Net income (loss)                                          $  3,108      $   (574)
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
              Depreciation and amortization                      4,587         4,299
         Provision for doubtful accounts                           443           419
         Amortization of debt discounts,
           deferred finance costs and other                        530           542
         Minority interest in income (loss) of subsidiary          312           (24)
         Net change in assets and liabilities                      902         2,313
                                                              --------      --------
              Net cash provided by operating activities          9,882         6,975
                                                              --------      --------

Cash flows from investing activities:
   Purchase of property and equipment                           (4,293)      (19,965)
   Proceeds from sale of property and equipment                     --           194
   Increase (decrease) in construction payables                    763       (11,172)
   Increase in other assets                                       (975)       (3,614)
                                                              --------      --------
              Net cash used in investing activities             (4,505)      (34,557)
                                                              --------      --------

Cash flows from financing activities:
   Proceeds from long-term debt                                     --        36,533
   Payments on long-term debt                                   (1,000)       (8,425)
   Increase (decrease) in due to affiliates                     (2,292)        5,017
                                                              --------      --------
              Net cash provided by financing activities         (3,292)       33,125
                                                              --------      --------

Net change in cash and cash equivalents                          2,085         5,543
Cash and cash equivalents, beginning of period                  17,609        16,143
                                                              --------      --------
Cash and cash equivalents, end of period                      $ 19,694      $ 21,686
                                                              ========      ========



              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                  NEW GAMING CAPITAL PARTNERSHIP AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      Introduction:

The accompanying unaudited Consolidated Condensed Financial Statements of New Gaming Capital Partnership (the "Partnership") and its Subsidiary, have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and disclosures necessary for complete financial statements in conformity with generally accepted accounting principles. The consolidated condensed balance sheet at December 31, 1998 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations.

2.     Contingencies:

The Partnership and its subsidiary, during the normal course of operating its business, become engaged in various litigation and other legal disputes. In the opinion of the Partnership's management, the ultimate disposition of such disputes will not have a material impact on the Partnership's operations.

On September 2, 1998, Horseshoe Gaming, L.L.C. (the "Company"), the parent of the general partner to the Partnership, entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire the operating subsidiaries of Empress Entertainment, Inc. ("Empress") for an estimated $609 million, including assumption of a portion of Empress' existing debt of approximately $150 million. Empress owns two riverboat gaming operations: one in Hammond, Indiana and one in Joliet, Illinois. The Company intends to fund the acquisition through new borrowings. The transactions contemplated by the Merger Agreement are subject to the approval of the Mississippi Gaming Commission, the Louisiana Gaming Commission, the Illinois Gaming Board and the Indiana Gaming Commission. There can be no assurance that the Company will be successful in obtaining such approvals or consummating the HGHC Notes Offering or other financing to complete the Empress merger. In addition, the Merger Agreement, including the amendment dated March 25, 1999, provides that each party has the right to terminate the agreement under certain circumstances, which in some instances would allow Empress to retain a $10 million down payment made by the Company towards the purchase price as well as receive other consideration from the Company not to exceed $3 million.

PART I  FINANCIAL INFORMATION

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis provides information which Management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Horseshoe Gaming, L.L.C. (the "Company") and its subsidiaries. The discussion should be read in conjunction with the Company's Consolidated Condensed Financial Statements and notes thereto.

This Quarterly Report on Form 10-Q contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which generally can be identified by the use of such terms such as "may," "expect," "anticipate," "believe," "continue," or similar variations or the negative thereof. These forward looking statements are subject to certain risks and uncertainties, such as risks associated with substantial indebtedness, debt service and liquidity; risks of competition in the Company's existing and future markets; difficulties in completing the integration with Empress, if the Empress merger is consummated; failure to obtain or retain licenses or regulatory approvals; changes in gaming laws and regulations; and other factors discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which could cause actual results to differ materially.

RESULTS OF OPERATIONS

Horseshoe Tunica competes with eight other casinos in the competitive Tunica County, Mississippi market. In December 1997, Horseshoe Tunica completed a significant expansion of its facilities. Several of the other existing Tunica County casinos have also substantially expanded or are in the process of expanding their gaming facilities, including constructing additional hotel rooms. While the Company expects that its competitors' expansions will affect Horseshoe Tunica's revenues and operating income in the near term, management believes these expansions also will increase the size and scope of the overall Tunica County gaming market, mitigating over the long term, at least in part, the potential adverse impact on operating levels. The impact on operating margins from the overall increase in supply to this market is uncertain.

Horseshoe Bossier City is one of four riverboat casinos currently operating in the Bossier City/Shreveport, Louisiana market. The Louisiana Gaming Control Board recently granted approval to transfer the license for a New Orleans casino, which is now closed, to a new proposed facility to be located adjacent to an existing competitor's facility in Shreveport, which is expected to open for business in 2000. The Louisiana legislature has also passed a law authorizing slot machines at the horse racing track in Shreveport, although when, and if, slot operations will actually begin at the track is uncertain. In January 1998, Horseshoe Bossier City completed a major expansion project. While new competition may adversely affect Horseshoe Bossier City's revenues and operating income in the near term, management believes the expansion of Horseshoe Bossier City and the potential addition of two riverboat casinos and slot machines at the racetrack in the Bossier City/ Shreveport market will increase the size and scope of the overall market, mitigating over the long term, at least in part, the potential adverse impact on operating levels. The impact on operating margins from the overall increase in supply to this market is uncertain.

Three months ended March 31, 1999 and 1998

Net revenues for the quarter ended March 31, 1999 were $120.2 million as compared to $113.9 million for the quarter ended March 31, 1998. EBITDA (as defined below) for the quarter ended March 31, 1999 was $35.7 million compared to $29.3 million for the quarter ended March 31, 1998. The EBITDA margin increased in the quarter ended March 31, 1999 to 29.7% of net revenues from 25.7% for the comparable 1998 period. The increase in the EBITDA margin is primarily due to a full quarter of operations in the newly expanded facility at the Horseshoe Bossier City during 1999, whereas the 1998 period included only two months of operations in the newly expanded facility at the Horseshoe Bossier City.

EBITDA is calculated by adding to operating income: depreciation and amortization, preopening expenses, asset write-downs and deferred compensation. The Company considers EBITDA to be a widely accepted financial indicator of a company's ability to service debt, fund capital expenditures and expand its business; however,

EBITDA is not calculated in the same way by all companies and is neither a measure required, nor represents cash flow from operations as defined, by generally accepted accounting principles. EBITDA should not be considered by an investor as an alternative to net income, as an indicator of operating performance or as an alternative to cash flow as a measure of liquidity. The calculation of EBITDA for purposes of the financial information presented herein is calculated differently than for purposes of the covenants under the Company's indentures.

Horseshoe Tunica

Horseshoe Tunica contributed net revenues and operating profit before corporate expenses of $59.5 million and $16.2 million, respectively, for the quarter ended March 31, 1999 and $55.7 million and $14.6 million, respectively, for the quarter ended March 31, 1998. The increase in net revenues and operating profit before corporate expenses is primarily due to an increase in slot volume.

Horseshoe Tunica's net revenues include casino revenues and non-casino revenues of $57.2 million and $2.3 million, respectively, for the quarter ended March 31, 1999 and $53.3 million and $2.3 million, respectively, for the quarter ended March 31, 1998. Casino revenue per day increased approximately 7.3% in the quarter ended March 31, 1999 to $635,000 from $592,000 for the comparable 1998 period.

The increase of $1.4 million in promotional allowances for the quarter ended March 31, 1999 compared to the prior year period is primarily due to an increase in volume of complimentary food, beverage and hotel rooms.

Horseshoe Tunica's EBITDA before corporate expenses for the quarter ended March 31, 1999 was $20.2 million compared to $18.3 million for the quarter ended March 31, 1998. The EBITDA margin for the quarter ended March 31, 1999 was 33.9% compared with 32.9% for the quarter ended March 31, 1998.

Horseshoe Bossier City

Horseshoe Bossier City contributed net revenues and operating profit before corporate expenses of $60.7 million and $11.5 million, respectively, for the quarter ended March 31, 1999 and $58.3 million and $8.0 million, respectively, for the quarter ended March 31, 1998. The increase in net revenues and operating profit before corporate expenses is primarily due to a full quarter of operations in the newly expanded facility during 1999, whereas the 1998 period included only two months of operations in the newly expanded facility. The 1998 period also includes additional promotional expenses related to the opening of the newly expanded facility as well as increases in overall property operating costs from the expanded facility.

Horseshoe Bossier City's net revenues include casino revenues and non-casino revenues of $55.5 million and $5.2 million, respectively, for the quarter ended March 31, 1999 and $53.5 million and $4.7 million, respectively, for the quarter ended March 31, 1998. The increase in net revenues was primarily due to an increase in slot volume that was partially offset by a reduction in win percentage in table games. Casino revenue per day increased approximately 3.7% in the quarter ended March 31, 1999 to $617,000 from $595,000 for the comparable 1998 period.

The increase of $1.6 million in promotional allowances for the quarter ended March 31, 1999 compared to the prior year period is primarily due to an increase in volume of food and beverage provided to customers and a higher volume of complimentary hotel rooms which can be primarily attributed to a full quarter of operations in the newly expanded facility during 1999.

Horseshoe Bossier City's EBITDA before corporate expenses and preopening expense for the quarter ended March 31, 1999 was $16.1 million compared to $12.9 million for the quarter ended March 31, 1998. The EBITDA margin for the quarter ended March 31, 1999 was 26.5% of net revenues, compared with 22.1% for the quarter ended March 31, 1998.

Other Factors Affecting Earnings

Corporate expenses decreased approximately $.9 million during 1999 primarily caused by the reduction in the amount of non-cash deferred compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $47.4 million as of March 31, 1999. Included in accrued expenses at March 31, 1999 is a tax distribution payable to the owners of the Company amounting to approximately $5.6 million, which was paid in April 1999. Management believes that the Company's cash and cash equivalents on hand, cash from operations and available borrowing capacity will be adequate to meet the Company's debt service obligations and maintenance capital expenditure commitments for the next twelve months.

EMPRESS MERGER

On September 2, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire the operating subsidiaries of Empress Entertainment, Inc. ("Empress") for an estimated $609 million, including assumption of a portion of Empress' existing debt of approximately $150 million. Empress owns two riverboat gaming operations: one in Hammond, Indiana and one in Joliet, Illinois. The Company intends to fund the acquisition through new borrowings, including a new credit facility with available borrowings of approximately $375 million for which the Company has received a commitment and the issuance and sale of $600 million principal amount of the HGHC Notes referred to below. The transactions contemplated by the Merger Agreement are subject to the approval of the Mississippi Gaming Commission, the Louisiana Gaming Control Board, the Illinois Gaming Board and the Indiana Gaming Commission. There can be no assurance that the Company will be successful in obtaining such approvals or consummating the HGHC Notes Offering (as defined below) or other financing to complete the Empress merger. In addition, the Merger Agreement, including the amendment dated March 25, 1999, provides that each party has the right to terminate the agreement under certain circumstances, which in some instances would allow Empress to retain a $10 million down payment made by the Company towards the purchase price as well as receive other consideration from the Company not to exceed $3 million.

RECENT DEVELOPMENTS

On April 15, 1999, Horseshoe Gaming Holding Corp. ("HGHC") was formed by the filing of a Certificate of Incorporation with the Delaware Secretary of State. Certain members of the Company intend to contribute their membership interests to HGHC such that, following such contribution, HGHC would own over 90% of the aggregate ownership interests in the Company. Prior to the Empress merger, HGHC intends to take all necessary action such that it will own 100% of the Company.

To finance the Empress merger, in April 1999, HGHC received a commitment for a new $375 million senior credit facility and commenced an offer to sell $600 million of its senior subordinated notes (the "HGHC Notes") in a private placement (the "HGHC Notes Offering"). The proceeds from the HGHC Notes Offering and the new credit facility would also be used to repay debt of the Company and pay related fees and expenses. The HGHC Notes will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

On April 20, 1999, the Company commenced an offer to purchase all of its 12 3/4% senior notes due 2000 ("Senior Notes") and a solicitation of consents from holders of Senior Notes to amend certain of the covenants and other provisions in the indenture governing the Senior Notes and the related security documents. As of March 31, 1999, $128.6 million of Senior Notes were outstanding.

On April 21, 1999, the Company exercised an option, subject to regulatory approval, to purchase an 8.08% limited partnership interest in Horseshoe Entertainment, L.P. (the remaining interest not held by New Gaming Capital Partnership, L.P., a wholly owned subsidiary of the Company) for total consideration of up to $30.7 million, which includes payments for a non-compete covenant, consents and the release of claims. The consideration for the repurchase consisted of cash, payables to the former limited partners, and offsets against the negative capital account balances of the former limited partners and notes receivable from the former limited partners.

OTHER ITEMS

On January 13, 1999, the Company repurchased outstanding warrants held by a third party which entitled such third party to purchase approximately 6.99% ownership in the Company from its largest shareholder, HGI, for an exercise price of $510,000. Upon acquisition, the Company exercised the warrants and retired the membership units acquired from HGI. The total cost of the warrants, including fees, expense and the exercise price paid to HGI, was approximately $34.4 million, which was recorded as a reduction in members' equity in the first quarter of 1999.

The Company has employment agreements with certain officers which contain put/call options whereby, upon termination of employment, the Company must, at the election of such officer, and may, at the Company's election, purchase such officer's ownership interest in the Company for an amount equal to the fair market value of such interest as determined by an independent appraisal or an arbitration process. As of March 31, 1999, the aggregate fair market value of all interests subject to such put/call options, representing approximately 9.3% ownership of the Company, was $54.9 million based on an appraisal obtained by the Company in November 1997. Such agreements provide that the purchase price for the employee's ownership interest shall be paid in cash, either upon transfer of the interest to the Company or in installments over a three-year or five-year period, depending on the aggregate purchase price. Four former officers of the Company holding ownership interests totaling approximately 6.1% have exercised their put/call option; one employee, holding approximately 0.5% has agreed not to exercise his put/call option until January 1, 2001; and one additional former employee, holding ownership interest totaling approximately 0.7%, has a put/call option that has not yet been exercised by the Company or such former employee. The Company is currently proceeding under the appraisal process provided in the respective employment agreements with the four former officers who have exercised their put option, and have not yet reached agreement as to the value of their interests. The Company expects to fund such repurchase obligations through working capital or additional borrowings.

The Company has a 1997 Unit Option Plan under which it may grant options in an aggregate of up to 631,225 Units in the Company to officers, key employees and consultants. The Company has granted to four employees Options to purchase 631,225 Units pursuant to the plan through Unit Option Agreements which contain a put/call provision under the same terms as described above for the employment put/calls. One former employee that has a Unit Option Agreement with the Company has elected not to renew his employment agreement and has exercised his put.

During the first quarter of 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. There was no impact of such adoption on the Company's consolidated financial statements, as total comprehensive income is the same as net income for all periods presented.

YEAR 2000 READINESS DISCLOSURE

The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. If the systems (gaming or non-gaming) do not function, or fail to function properly as a result of the century change, the Company would have to operate under alternative procedures (some manual) until a proper resolution of the failure can be achieved. The Company has not completed the assessment of the Year 2000 issues, but has initiated a company-wide program to identify and address issues associated with the ability of the hardware and software to properly recognize the Year 2000 to avoid interruption of operations as a result of the century change on January 1, 2000. The Company has divided the Year 2000 compliance program into three phases. As a part of the first phase of the Year 2000 compliance program, the Company has conducted an internal review of its computer systems to identify the systems that could be affected by the Year 2000 problem, including both information technology systems (such as software that processes financial and other information) and non-information technology systems (such as fire protection and environmental control).

The Company is in the process of completing the second phase of the Year 2000 compliance program, which involves (1) the implementation of the existing remediation plan to resolve the internal Year 2000 issues, and (2) the identification of any potential year 2000 issues with its significant vendors and suppliers. Material vendors and suppliers were sent questionnaires so that their internal compliance could be outlined to the Company in a uniform and consistent manner. The secondary review of these vendors by a committee is being performed, and the more significant vendors will be extensively audited or be required to provide more extensive evidence of internal compliance. The second phase of the compliance program is expected to be completed by June 1, 1999.

The Company will soon commence with the third and final phase of the Year 2000 compliance program which involves the (1) extensive testing of all systems for any remaining Year 2000 concerns, and (2) the extensive construction and review of contingency plans by an internal Year 2000 task force comprised of both key corporate and property executives and personnel. This task force will consider every possible scenario of non-compliance, both internally and externally, and ensure an alternate procedure (either manual or systematic) exists for the contingency. This phase is expected to be completed by September 30, 1999.

Two of the major internal hardware and software systems (financial accounting software system and human resource system) utilized by the Company have been identified to be not Year 2000 compliant. These systems will be required to be upgraded to a current platform that is Year 2000 compliant. The Company is also undertaking the installation of a Year 2000 compliant slot accounting software product in Horseshoe Bossier City to replace the current system that is not Year 2000 compliant. The majority of the remaining internal hardware and software systems are in the process of being converted to Year 2000 compliant equipment.

The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 issue will not pose significant operational problems for the internal computer systems as so modified and converted. However, if such modifications and conversions are not completed on a timely basis, the Year 2000 problem may have a material adverse impact on the Company's financial condition and results of operations. In addition, in the event that any significant suppliers and other parties with which the Company has a material relationship do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

As of April 20, 1999, the Company had spent approximately $376,000, and estimates additional costs of approximately $300,000, in connection with the Year 2000 compliance program. The Company plans to fund expenditures associated with Year 2000 compliance from working capital.

PART II  OTHER INFORMATION

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

Exhibit
Number                             Description
------                             -----------
 3.1*     Certificate of Formation of Horseshoe Gaming, L.L.C.

 3.2*     Articles of Incorporation of Horseshoe Gaming, Inc. (formerly New
          Gaming Capital Corporation), as amended to date.

 3.3*     Bylaws of Horseshoe Gaming, Inc. (formerly New Gaming Capital
          Corporation).

 3.4*     Certificate of Limited Partnership of Robinson Property Group Limited
          Partnership, as amended to date.

 3.5*     Articles of Incorporation of Horseshoe GP, Inc., as amended to date.

 3.6*     Bylaws of Horseshoe GP, Inc.

 4.1*     Second Amended and Restated Limited Partnership Agreement of Robinson
          Property Group Limited Partnership, as amended to date.

 4.2* Mortgage, Security Agreement and Assignment of Leases and Rents executed by Horseshoe Entertainment, as Mortgagor, in favor of Horseshoe Gaming, L.L.C., as Mortgagee.

 4.3* First Preferred Ship Mortgage on the whole of the Queen of the Red executed by Horseshoe Entertainment, as Owner and Mortgagor, in favor of Horseshoe Gaming, L.L.C., as Mortgagee.

 4.4*     Bossier City Security Agreement and Assignment thereof.

 4.5* Deed of Trust Security Agreement and Assignment of Leases and Rents from Robinson Property Group Limited Partnership, as Grantor, to Rowan
          H. Taylor, Jr., an individual, as Trustee for the benefit of Horseshoe
          Gaming, L.L.C., and Hanwa American Corp., Yewdale Holdings Limited and debis Financial Services, Inc., as Beneficiaries.

 4.6*     First Preferred Ship Mortgage on the whole of the Horseshoe Casino and
          Hotel, Tunica executed by Robinson Property Group Limited Partnership, as Owner and Mortgagor, in favor of Horseshoe Gaming, L.L.C. and Chemical Trust Company of California, as Mortgagee.

Exhibit
Number                             Description
------                             -----------
 4.7*     Tunica County Security Agreement and Assignment thereof.

 4.8*     Intercompany Senior Secured Note due September 30, 2000, executed by
          Horseshoe Entertainment in favor of Horseshoe Gaming, L.L.C.

 4.9*     Intercompany Senior Secured Note due September 30, 2000, executed by
          Robinson Property Group Limited Partnership in favor of Horseshoe
          Gaming, L.L.C.

 4.10* Form of Senior Note of Horseshoe Gaming, L.L.C. 12.75% Senior Notes due 2000.

 4.11*    Indenture, dated as of October 10, 1995, by and among Horseshoe
          Gaming, L.L.C., U.S. Trust Company of California, N.A., as Trustee, and Robinson Property Group Limited Partnership, as Guarantor, with respect to the 12.75% Senior Notes due 2000.

 4.12*    Collateral Agency Agreement, dated as of October 6, 1995, by and among
          Horseshoe Gaming, L.L.C., Robinson Property Group Limited Partnership,
          B&O Development Limited Partnership, JBB Gaming Investments, L.L.C.
          (formerly Worldwide Gaming Investments, L.L.C.), and Jack Binion, as
          Grantors, the Purchasers of the 12.75% Senior Notes due 2000, and
          United States Trust Company of New York, as Collateral Agent.

 4.13*    Second Pledge Agreement, dated as of October 10, 1995, from Jack
          Binion, B&O Development Limited Partnership, and JBB Gaming
          Investments, L.L.C. (formerly Worldwide Gaming Investments, L.L.C.) in favor of United States Trust Company of New York, as Collateral Agent for the benefit of the Holders of 12.75% Senior Notes due September
          30, 2100 issued by Horseshoe Gaming, L.L.C.

 4.14*    Second Pledge Agreement, dated as of October 10, 1995, from Horseshoe
          Gaming, L.L.C. in favor of United States Trust Company of New York, for the ratable benefit of the Holders of 12.75% Senior Notes due
          September 30, 2000 issued by Horseshoe Gaming, L.L.C.

 4.15*    Second Ship Mortgage on the whole of the Queen of the Red by Horseshoe
          Entertainment owner and mortgagor in favor of Horseshoe Gaming, L.L.C., as Mortgagee.

 4.16*    Bossier City Second Security Agreement and Assignment thereof.

 4.17*    Second Deed of Trust, Security Agreement and Assignment of Leases and
          Rents from Robinson Property Group Limited Partnership, as Grantor, to
          Rowan H. Taylor, Jr., an individual, as Trustee for the benefit of Horseshoe Gaming, L.L.C. and United States Trust Company of New York, as Collateral Agent for the Senior Note Holders, as beneficiaries.

 4.18*    Second Ship Mortgage on the whole of the Horseshoe Casino and Hotel,
          Tunica executed by Robinson Property Group Limited Partnership, as
          Owner and Mortgagor, in favor of Horseshoe Gaming, L.L.C. and United
          States Trust Company of New York, as Collateral Agent for the ratable benefit of the Senior Note Holders.

 4.19*    Tunica County Second Security Agreement and Assignment thereof.

 4.20** Limited Partnership Agreement of Horseshoe Entertainment, a Louisiana limited partnership, dated April 20th, 1993.

 4.21**   Second and Amended and Restated Limited Partnership Agreement of New
          Gaming Capital Partnership, a Nevada limited partnership, dated as of October 1, 1995.

 4.22**   Limited Liability Company Agreement of Horseshoe Ventures, L.L.C., a
          Delaware limited liability company, dated as of October 1, 1995.

 4.23** Limited Liability Company Agreement of Horseshoe Gaming, L.L.C., as amended to date.

 4.24***  Amendment No. 1 to Indenture, dated as of July 19, 1996, by and among
          Horseshoe Gaming, L.L.C., Robinson Property Group Limited Partnership and U.S. Trust Company of California, N.A., as Trustee under the
          Indenture.

Exhibit
Number                             Description
------                             -----------
 4.25+    Intercompany Senior Secured Note due September 30, 2000 executed by
          Robinson Property Group Limited Partnership in favor of Horseshoe
          Gaming, L.L.C.

 4.26+    Intercompany Senior Secured Note due September 30, 2000 executed by
          Horseshoe Entertainment in favor of Horseshoe Gaming, L.L.C.

 4.27 ++ Purchase Agreement for 9-3/8% Series A Senior Subordinated Notes by and among Horseshoe Gaming, L.L.C. and Robinson Property Group Limited
          Partnership, as guarantor, and Wasserstein Perella Securities, Inc. as
          Initial Purchaser

 4.28++   Form of 9-3/8% Senior Subordinated Note due 2007 of Horseshoe Gaming,
          L.L.C.

 4.29++   Indenture, dated as of June 15, 1997, by and among Horseshoe Gaming,
          L.L.C., U.S. Trust Company of Texas, N.A. as Trustee, and Robinson
          Property Group Limited Partnership, as guarantor, with respect to the 9-3/8% Senior Subordinated Notes due 2007.

 4.30++ Exchange and Registration Rights Agreement, dated as of June 25, 1997, by and among Horseshoe Gaming, L.L.C., Robinson Property Group Limited
          Partnership and Wasserstein Perella Securities, Inc.

 4.31++   Intercompany Senior Secured Note due June 15, 2007 executed by
          Robinson Property Group Limited Partnership in favor of Horseshoe
          Gaming, L.L.C.

 4.32++   Intercompany Senior Secured Note due June 15, 2007 executed by
          Horseshoe Entertainment in favor of Horseshoe Gaming, L.L.C.

 4.33+++  Intercompany Senior Secured Note due June 15, 2000 executed by
          Robinson Property Group Limited Partnership in favor of Horseshoe
          Gaming, L.L.C.

 4.34+++  Intercompany Senior Secured Note due June 15, 2000 executed by
          Horseshoe Entertainment in favor of Horseshoe Gaming, L.L.C.

 4.35+++  Amended and Restated Credit Facility Agreement, dated as of November
          12, 1997, by and among Horseshoe Gaming, L.L.C. and Canadian Imperial
          Bank of Commerce as agent for the lenders.

 4.36+++ Form of Revolving Note between Horseshoe Gaming, L.L.C. and Lender pursuant to the Amended and Restated Credit Facility Agreement.

 4.37+++  Form of Swingline Note between Horseshoe Gaming, L.L.C. and Canadian
          Imperial Bank of Commerce pursuant to the Amended and Restated Credit
          Facility Agreement

 4.38+++ Security Agreement made as of November 12, 1997 by the Company in favor of Canadian Imperial Bank of Commerce (the "Bank").

 4.39+++  Guarantee and Security Agreement made by Horseshoe Gaming, Inc. as of
          November 12, 1997 in favor of the Bank.


 4.40+++  Guarantee and Security Agreement made by Horseshoe GP, Inc. as of
          November 12, 1997 in favor of the Bank.

 4.41+++  Amended and Restated Guarantee and Security Agreement made by Robinson
          Property Group LP as of November 12, 1997 in favor of the Bank.

 4.42+++  Guarantee and Security Agreement made by New Gaming Capital
          Partnership as of November 12, 1997 in favor of the Bank.

 4.43+++  Guarantee and Security Agreement made by Horseshoe Ventures as of
          November 12, 1997 in favor of the Bank.

 4.44+++ Amended and Restated Note Assignment made by the Company as of November 12, 1997 in favor of the Bank and United States Trust Company of New York for the ratable benefit of the Holders of 12.75% Senior
          Notes due September 30, 2000 issued by Horseshoe Gaming, L.L.C.

Exhibit
Number                             Description
------                             -----------
 4.45+++  Amended and Restated Pledge Agreement of the Company as of November
          12, 1997 in favor of the Bank.

 4.46+++  Amended and Restated Pledge Agreement of JBB Gaming Investments as of
          November 12, 1997 in favor of the Bank.

 4.47+++  Amended and Restated Intercreditor Agreement dated as of November 12,
          1997 by and between Horseshoe Gaming, L.L.C. and Canadian Imperial
          Bank of Commerce.

10.30#    Dealer Manager Agreement dated as of April 20, 1999 by and between
          Horseshoe Gaming, L.L.C. and Donaldson, Lufkin and Jenrette Securities
          Corporation.

10.31#    Agreement dated as of April 21, 1999 by and among Horseshoe Gaming,
          L.L.C., Horseshoe Gaming, Inc., Horseshoe Entertainment, LP, and New
          Gaming Capital Partnership; Jack B. Binion; The Robin Group, Inc. and
          August Robin.

10.32#    Agreement dated as of April 21, 1999 by and among Horseshoe Gaming,
          L.L.C., Horseshoe Gaming, Inc., Horseshoe Entertainment, LP, and New
          Gaming Capital Partnership; Jack B. Binion; Wendell Piper; Cassandra
          Piper; and Robert E. Piper, Jr.

27.1#     Financial Data Schedule - Horseshoe Gaming, L.L.C. and Subsidiaries.


-------------------------

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

#    Filed herewith.

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


                                      HORSESHOE GAMING, L.L.C.
                                      a Delaware limited liability company

                                      By:  Horseshoe Gaming, Inc.,
                                           a Nevada corporation
                                      Its: Manager




Date: April 30, 1999                  By:  /s/ Kirk Saylor
                                           -------------------------------------
                                           Chief Financial Officer and Treasurer
                                           of Horseshoe Gaming, Inc.

                                  EXHIBIT INDEX


Exhibit
Number                             Description
------                             -----------
 3.1*     Certificate of Formation of Horseshoe Gaming, L.L.C.

 3.2*     Articles of Incorporation of Horseshoe Gaming, Inc. (formerly New
          Gaming Capital Corporation), as amended to date.

 3.3*     Bylaws of Horseshoe Gaming, Inc. (formerly New Gaming Capital
          Corporation).

 3.4*     Certificate of Limited Partnership of Robinson Property Group Limited
          Partnership, as amended to date.

 3.5*     Articles of Incorporation of Horseshoe GP, Inc., as amended to date.

 3.6*     Bylaws of Horseshoe GP, Inc.

 4.1*     Second Amended and Restated Limited Partnership Agreement of Robinson
          Property Group Limited Partnership, as amended to date.

 4.2* Mortgage, Security Agreement and Assignment of Leases and Rents executed by Horseshoe Entertainment, as Mortgagor, in favor of Horseshoe Gaming, L.L.C., as Mortgagee.

 4.3* First Preferred Ship Mortgage on the whole of the Queen of the Red executed by Horseshoe Entertainment, as Owner and Mortgagor, in favor of Horseshoe Gaming, L.L.C., as Mortgagee.

 4.4*     Bossier City Security Agreement and Assignment thereof.

 4.5* Deed of Trust Security Agreement and Assignment of Leases and Rents from Robinson Property Group Limited Partnership, as Grantor, to Rowan
          H. Taylor, Jr., an individual, as Trustee for the benefit of Horseshoe
          Gaming, L.L.C., and Hanwa American Corp., Yewdale Holdings Limited and debis Financial Services, Inc., as Beneficiaries.

 4.6*     First Preferred Ship Mortgage on the whole of the Horseshoe Casino and
          Hotel, Tunica executed by Robinson Property Group Limited Partnership, as Owner and Mortgagor, in favor of Horseshoe Gaming, L.L.C. and Chemical Trust Company of California, as Mortgagee.

 4.7*     Tunica County Security Agreement and Assignment thereof.

 4.8*     Intercompany Senior Secured Note due September 30, 2000, executed by
          Horseshoe Entertainment in favor of Horseshoe Gaming, L.L.C.

 4.9*     Intercompany Senior Secured Note due September 30, 2000, executed by
          Robinson Property Group Limited Partnership in favor of Horseshoe
          Gaming, L.L.C.

 4.10* Form of Senior Note of Horseshoe Gaming, L.L.C. 12.75% Senior Notes due 2000.

 4.11*    Indenture, dated as of October 10, 1995, by and among Horseshoe
          Gaming, L.L.C., U.S. Trust Company of California, N.A., as Trustee, and Robinson Property Group Limited Partnership, as Guarantor, with respect to the 12.75% Senior Notes due 2000.

 4.12*    Collateral Agency Agreement, dated as of October 6, 1995, by and among
          Horseshoe Gaming, L.L.C., Robinson Property Group Limited Partnership,
          B&O Development Limited Partnership, JBB Gaming Investments, L.L.C.
          (formerly Worldwide Gaming Investments, L.L.C.), and Jack Binion, as
          Grantors, the Purchasers of the 12.75% Senior Notes due 2000, and
          United States Trust Company of New York, as Collateral Agent.

 4.13*    Second Pledge Agreement, dated as of October 10, 1995, from Jack
          Binion, B&O Development Limited Partnership, and JBB Gaming
          Investments, L.L.C. (formerly Worldwide Gaming Investments, L.L.C.) in favor of United States Trust Company of New York, as Collateral Agent for the benefit of the Holders of 12.75% Senior Notes due September
          30, 2100 issued by Horseshoe Gaming, L.L.C.

 4.14*    Second Pledge Agreement, dated as of October 10, 1995, from Horseshoe
          Gaming, L.L.C. in favor of United States Trust Company of New York, for the ratable benefit of the Holders of

Exhibit
Number                             Description
------                             -----------
          12.75% Senior Notes due September 30, 2000 issued by Horseshoe Gaming,
          L.L.C.

 4.15*    Second Ship Mortgage on the whole of the Queen of the Red by Horseshoe
          Entertainment owner and mortgagor in favor of Horseshoe Gaming, L.L.C., as Mortgagee.

 4.16*    Bossier City Second Security Agreement and Assignment thereof.

 4.17*    Second Deed of Trust, Security Agreement and Assignment of Leases and
          Rents from Robinson Property Group Limited Partnership, as Grantor, to
          Rowan H. Taylor, Jr., an individual, as Trustee for the benefit of Horseshoe Gaming, L.L.C. and United States Trust Company of New York, as Collateral Agent for the Senior Note Holders, as beneficiaries.

 4.18*    Second Ship Mortgage on the whole of the Horseshoe Casino and Hotel,
          Tunica executed by Robinson Property Group Limited Partnership, as
          Owner and Mortgagor, in favor of Horseshoe Gaming, L.L.C. and United
          States Trust Company of New York, as Collateral Agent for the ratable benefit of the Senior Note Holders.

 4.19*    Tunica County Second Security Agreement and Assignment thereof.

 4.20** Limited Partnership Agreement of Horseshoe Entertainment, a Louisiana limited partnership, dated April 20th, 1993.

 4.21**   Second and Amended and Restated Limited Partnership Agreement of New
          Gaming Capital Partnership, a Nevada limited partnership, dated as of October 1, 1995.

 4.22**   Limited Liability Company Agreement of Horseshoe Ventures, L.L.C., a
          Delaware limited liability company, dated as of October 1, 1995.

 4.23** Limited Liability Company Agreement of Horseshoe Gaming, L.L.C., as amended to date.

 4.24***  Amendment No. 1 to Indenture, dated as of July 19, 1996, by and among
          Horseshoe Gaming, L.L.C., Robinson Property Group Limited Partnership and U.S. Trust Company of California, N.A., as Trustee under the
          Indenture.

 4.25+    Intercompany Senior Secured Note due September 30, 2000 executed by
          Robinson Property Group Limited Partnership in favor of Horseshoe
          Gaming, L.L.C.

 4.26+    Intercompany Senior Secured Note due September 30, 2000 executed by
          Horseshoe Entertainment in favor of Horseshoe Gaming, L.L.C.

 4.27++ Purchase Agreement for 9-3/8% Series A Senior Subordinated Notes by and among Horseshoe Gaming, L.L.C. and Robinson Property Group Limited
          Partnership, as guarantor, and Wasserstein Perella Securities, Inc. as
          Initial Purchaser

 4.28++   Form of 9-3/8% Senior Subordinated Note due 2007 of Horseshoe Gaming,
          L.L.C.


 4.29++   Indenture, dated as of June 15, 1997, by and among Horseshoe Gaming,
          L.L.C., U.S. Trust Company of Texas, N.A. as Trustee, and Robinson
          Property Group Limited Partnership, as guarantor, with respect to the 9-3/8% Senior Subordinated Notes due 2007.

 4.30++ Exchange and Registration Rights Agreement, dated as of June 25, 1997, by and among Horseshoe Gaming, L.L.C., Robinson Property Group Limited
          Partnership and Wasserstein Perella Securities, Inc.

 4.31++   Intercompany Senior Secured Note due June 15, 2007 executed by
          Robinson Property Group Limited Partnership in favor of Horseshoe
          Gaming, L.L.C.

 4.32++   Intercompany Senior Secured Note due June 15, 2007 executed by
          Horseshoe Entertainment in favor of Horseshoe Gaming, L.L.C.

 4.33+++  Intercompany Senior Secured Note due June 15, 2000 executed by
          Robinson Property Group Limited Partnership in favor of Horseshoe
          Gaming, L.L.C.

Exhibit
Number                             Description
------                             -----------
 4.34+++  Intercompany Senior Secured Note due June 15, 2000 executed by
          Horseshoe Entertainment in favor of Horseshoe Gaming, L.L.C.

 4.35+++  Amended and Restated Credit Facility Agreement, dated as of November
          12, 1997, by and among Horseshoe Gaming, L.L.C. and Canadian Imperial
          Bank of Commerce as agent for the lenders.

 4.36+++ Form of Revolving Note between Horseshoe Gaming, L.L.C. and Lender pursuant to the Amended and Restated Credit Facility Agreement.

 4.37+++  Form of Swingline Note between Horseshoe Gaming, L.L.C. and Canadian
          Imperial Bank of Commerce pursuant to the Amended and Restated Credit
          Facility Agreement

 4.38+++ Security Agreement made as of November 12, 1997 by the Company in favor of Canadian Imperial Bank of Commerce (the "Bank").

 4.39 +++ Guarantee and Security Agreement made by Horseshoe Gaming, Inc. as of November 12, 1997 in favor of the Bank.

 4.40+++  Guarantee and Security Agreement made by Horseshoe GP, Inc. as of
          November 12, 1997 in favor of the Bank.

 4.41+++  Amended and Restated Guarantee and Security Agreement made by Robinson
          Property Group LP as of November 12, 1997 in favor of the Bank.

 4.42+++  Guarantee and Security Agreement made by New Gaming Capital
          Partnership as of November 12, 1997 in favor of the Bank.

 4.43+++  Guarantee and Security Agreement made by Horseshoe Ventures as of
          November 12, 1997 in favor of the Bank.

 4.44+++ Amended and Restated Note Assignment made by the Company as of November 12, 1997 in favor of the Bank and United States Trust Company of New York for the ratable benefit of the Holders of 12.75% Senior
          Notes due September 30, 2000 issued by Horseshoe Gaming, L.L.C.

 4.45+++  Amended and Restated Pledge Agreement of the Company as of November
          12, 1997 in favor of the Bank.

 4.46+++  Amended and Restated Pledge Agreement of JBB Gaming Investments as of
          November 12, 1997 in favor of the Bank.

 4.47+++  Amended and Restated Intercreditor Agreement dated as of November 12,
          1997 by and between Horseshoe Gaming, L.L.C. and Canadian Imperial
          Bank of Commerce.

10.30#    Dealer Manager Agreement dated as of April 20, 1999 by and between
          Horseshoe Gaming, L.L.C. and Donaldson, Lufkin and Jenrette Securities
          Corporation.

10.31#    Agreement dated as of April 21, 1999 by and among Horseshoe Gaming,
          L.L.C., Horseshoe Gaming, Inc., Horseshoe Entertainment, LP, and New
          Gaming Capital Partnership; Jack B. Binion; The Robin Group, Inc. and
          August Robin.

10.32#    Agreement dated as of April 21, 1999 by and among Horseshoe Gaming,
          L.L.C., Horseshoe Gaming, Inc., Horseshoe Entertainment, LP, and New
          Gaming Capital Partnership; Jack B. Binion; Wendell Piper; Cassandra
          Piper; and Robert E. Piper, Jr.

27.1#     Financial Data Schedule - Horseshoe Gaming, L.L.C. and Subsidiaries.

-------------------------

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

#    Filed herewith.