Form 10-Q
period 1999-06-30
HORSESHOE GAMING LLC
filed 1999-08-16
CIK 1005732

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q


[X] QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


    For the Quarterly Period Ended           June 30, 1999
                                    ------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


    For the Transition Period From ___________________  to _________________


    Commission File Number     333-0214
                            ---------------


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

                   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           QUARTER ENDED JUNE 30, 1999


INDEX                                                                         PAGE
-----                                                                         ----
PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements:

       Horseshoe Gaming, L.L.C. and Subsidiaries:
          Consolidated Condensed Balance Sheets
                 at June 30, 1999 and December 31, 1998........................  3
          Consolidated Condensed Statements of Operations
                 for the three and six months ended June 30, 1999 and 1998.....  4
          Consolidated Condensed Statements of Cash Flows
                 for the six months ended June 30, 1999 and 1998...............  5
          Notes to Consolidated Condensed Financial Statements.................  7

ITEM 2 Management's Discussion and Analysis of Financial Condition
          and Results of Operations............................................. 9

PART II OTHER INFORMATION

ITEM 6 Exhibits and reports on Form 8-K........................................ 14

SIGNATURES..................................................................... 15

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                    HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                              June 30,     December 31,
                                                                1999           1998
                                                            -----------    ------------
                                                            (Unaudited)
Current Assets:
    Cash and cash equivalents                                $  52,326      $  84,151
    Accounts receivable, net                                     8,149          9,653
    Inventories                                                  1,999          3,548
    Prepaid insurance                                            2,517              6
    Other prepaid expenses                                       5,736          4,478
                                                             ---------      ---------
                 Total current assets                           70,727        101,836
                                                             ---------      ---------

Property and Equipment:
    Land and land improvements                                  16,174         16,093
    Buildings, boat, barge and improvements                    342,123        333,071
    Furniture, fixtures and equipment                           86,959         83,360
    Less: accumulated depreciation                             (77,121)       (61,330)
                                                             ---------      ---------
                                                               368,135        371,194
    Construction in progress                                       291          4,113
                                                             ---------      ---------
    Net property and equipment                                 368,426        375,307
                                                             ---------      ---------
Other Assets:
    Secured proceeds account                                   344,859             --
    Goodwill, net                                               51,484         36,124
    Assets held for resale                                       4,000         12,000
    Debt issue costs                                            31,147          5,554
    Non-compete agreement, net                                   9,167             --
    Other                                                       31,583         29,627
                                                             ---------      ---------
                                                             $ 911,393      $ 560,448
                                                             =========      =========

                            LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
    Current maturities of long-term debt                     $   8,616      $   1,174
    Accounts payable                                             6,511          8,252
    Accrued expenses and other                                  48,104         40,599
                                                             ---------      ---------
                 Total current liabilities                      63,231         50,025

Long-term debt, less current maturities                        772,165        387,544
Other long-term liabilities                                     22,000             --
Minority interest                                                   --         (1,965)
Commitments and contingencies
Redeemable ownership interests, net                             12,318         53,693

Members' equity                                                 41,679         71,151
                                                             ---------      ---------
                                                             $ 911,393      $ 560,448
                                                             =========      =========

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                    HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                     Three Months Ended             Six Months Ended
                                                          June 30,                      June 30,
                                                  ------------------------      ------------------------
                                                    1999           1998           1999           1998
                                                  ---------      ---------      ---------      ---------
Revenues:
    Casino                                        $ 110,244      $ 103,219      $ 222,942      $ 210,059
    Food and beverage                                12,159         11,514         25,154         22,596
    Hotel                                             8,656          8,590         17,418         16,873
    Other                                             3,178          2,343          7,479          4,434
                                                  ---------      ---------      ---------      ---------
                                                    134,237        125,666        272,993        253,962
Promotional allowances                              (15,484)       (14,141)       (32,882)       (28,531)
                                                  ---------      ---------      ---------      ---------
       Net revenues                                 118,753        111,525        240,111        225,431
                                                  ---------      ---------      ---------      ---------

Expenses:
    Casino                                           59,753         58,999        121,783        119,547
    Food and beverage                                 3,971          4,146          7,375          8,325
    Hotel                                             3,097          3,058          5,670          5,942
    Other                                             1,425          1,215          3,376          2,799
    General and administrative                       15,670         13,689         29,630         27,194
    Preopening                                           --             --             --            653
    Depreciation and amortization                     9,729          8,466         18,314         16,413
                                                  ---------      ---------      ---------      ---------
       Total expenses                                93,645         89,573        186,148        180,873
                                                  ---------      ---------      ---------      ---------

Operating Profit Before Corporate and
    Development Expenses And Asset Write-down        25,108         21,952         53,963         44,558
    Corporate and development expenses                2,217          2,019          3,919          3,968
    Deferred compensation                            (3,060)         1,108         (2,485)         2,454
    Asset write-down                                  8,000             --          8,000             --
                                                  ---------      ---------      ---------      ---------

Operating Income                                     17,951         18,825         44,529         38,136
                                                  ---------      ---------      ---------      ---------
    Interest expense                                (14,222)       (10,082)       (24,482)       (19,811)
    Interest income                                   2,961            452          3,533            929
                                                  ---------      ---------      ---------      ---------
       Net interest                                 (11,261)        (9,630)       (20,949)       (18,882)
                                                  ---------      ---------      ---------      ---------
    Other                                              (217)           (60)          (226)          (170)
    Minority interest                                    --            (23)          (312)             1
                                                  ---------      ---------      ---------      ---------

Income Before Extraordinary Loss on
    Early Retirement of Debt                          6,473          9,112         23,042         19,085
Extraordinary loss on early retirement
    of debt                                          (9,649)            --         (9,649)            --
                                                  ---------      ---------      ---------      ---------

Net Income (Loss)                                 $  (3,176)     $   9,112      $  13,393      $  19,085
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

                    HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       Six Months Ended
                                                                           June 30,
                                                                    ----------------------
                                                                      1999          1998
                                                                    --------      --------
Cash provided by operating activities:
    Net income                                                      $ 13,389      $ 19,085
    Adjustments to reconcile net income to
       net cash provided by operating activities:
          Minority interest in (loss) income of subsidiary               312            (1)
          Depreciation and amortization                               18,314        16,413
          Amortization of debt discount, deferred
              finance charges and other                                1,339         1,366
          Extraordinary loss on early retirement of debt               9,649            --
          Loss on land and other assets                                   84            48
          Asset write-down                                             8,000            --
          Provision for doubtful accounts                              1,524         5,224
          Increase (decrease) in redeemable ownership interests       (2,485)        2,495
          Net change in assets and liabilities                         1,147       (21,088)
                                                                    --------      --------
                 Net cash provided by operating activities            51,273        23,542
                                                                    --------      --------

Cash flows from investing activities:
    Purchases of property and equipment                               (8,932)      (34,951)
    Proceeds from sale of property and equipment                          --           392
    Decrease in construction payables                                 (1,520)      (25,871)
    Increase in goodwill                                                (232)           --
    Increase in other assets                                          (6,721)       (2,172)
                                                                    --------      --------
                 Net cash used in investing activities               (17,405)      (62,602)
                                                                    --------      --------

                    HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES

                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                             Six Months Ended
                                                                 June 30,
                                                        ------------------------
                                                           1999            1998
                                                        ---------      ---------
    Cash flows from financing activities:
       Proceeds from debt, net of debt issue
          costs of $24,830 in 1999                      $ 582,671       $ 45,000
       Increase in secured proceeds account              (344,859)            --
       Payments on debt, including early retirement
          premium and penalties                          (247,930)        (1,775)
       Distribution to minority shareholders                 (842)          (523)
       Capital distributions                              (10,616)       (13,097)
       Warrant repurchase                                 (34,426)            --
                                                        ---------      ---------
                 Net cash (used in) provided by
                    financing activities                  (65,693)        29,605
                                                        ---------      ---------

Net change in cash and cash equivalents                   (31,825)        (9,455)
Cash and cash equivalents, beginning of period             84,151         48,710
                                                        ---------      ---------
Cash and cash equivalents, end of period                $  52,326      $  39,255
                                                        =========      =========

Supplemental disclosure of cash flow information:
    Interest paid                                       $  21,299      $  17,842

Redeemable ownership interests totaling $38,890 was reclassified to long-term debt, employee receivables and equity in the 1999 period in conjunction with the Company's purchase of 7.2% ownership in the Company from past management (see footnote 2).

Other assets, goodwill and property totaling $28,545 was recorded as accrued expenses, long-term accrued expenses and minority interest in conjunction with the Company's purchase of the 8.08% limited partner interest in Horseshoe Entertainment, L.P. in the 1999 period (see footnote 2).

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

2. Ownership Transaction:

In April 1999, the Company exercised an option to purchase an 8.08% limited partnership interest in Horseshoe Entertainment (the remaining interest not held by New Gaming Capital Partnership, L.P., a wholly owned subsidiary of the Company) for total consideration of approximately $30 million, which includes payments for goodwill, a non-compete covenant, consents and the release of claims. The consideration for the repurchase consisted of cash, payables to the former limited partners, and offsets against the negative capital account balances of the former limited partners.

On April 15, 1999, Horseshoe Gaming Holding Corp. ("HGHC") was formed to facilitate the purchase of Empress Entertainment, Inc. HGHC is an "S corporation" for federal income tax purposes. The Company's owners have exchanged substantially all of their membership interests for stock of HGHC. Prior to completing the Empress merger (see Note 5), any remaining membership interests not exchanged for stock in HGHC will be purchased by the Company. As of June 30, 1999, the Company owns 100% of each of the operating partnerships, which own Horseshoe Bossier City and Horseshoe Tunica. All the Company's operating subsidiaries serve as guarantors under the debt agreements.

In May 1999, the Company reached an agreement in principle with five former employees with aggregate redeemable ownership interests in the Company of 7.2% on the value of their ownership interests. In June 1999, the first installment of approximately $11.5 million was paid to these five former employees with the remaining amount to be paid over a period not to exceed four years. The notes receivable from these employees were fully paid as a result of this transaction. Operating results for the three and six months ended June 30, 1999 include a $2.9 million reduction in deferred compensation expense resulting from revising the estimated value of these ownership interests. The initial value of the redeemable ownership interests was based on an independent appraisal.

3. Asset Write-down:

During the second quarter of 1999, the Company recorded an additional $8.0 million charge to adjust the carrying value of the riverboat held for sale, Queen of the Red, to its current estimated net realizable value of $4.0 million. In May 28, 1999, the Illinois Legislature passed a bill allowing dockside gaming and eliminated the need for cruising vessels. This additional charge was made to reflect the current market conditions for idle riverboats and was based on recent market information concerning riverboat sales.

4. Long-Term Debt:

To finance the upcoming Empress merger (see Note 5), in April 1999, HGHC received a commitment for a new $375 million senior credit facility and in May 1999 completed an offering of $600 million of senior subordinated notes (the "Notes") in a private placement (the "Notes Offering"). The notes bear interest at the rate of 8.625% and are due in 2009. The proceeds from the Notes Offering will be used to partially fund the purchase of Empress and has been used to repay debt of the Company and related fees and expenses. Of the proceeds, $342.3 million was placed in a secured proceeds account. The secured proceeds account was pledged to the trustee to secure our obligations under the notes and the indenture, including our obligation to redeem a portion of the notes at 101% of their principal amount if: (a) we fail to consummate the Empress merger for any reason by December 1, 1999; (b) we determine that the Empress merger will not be completed by that date; (c) more than $75.0 million of the $150.0 million of Empress' 8 1/8% senior subordinated notes due 2006, or Empress notes, remain outstanding after we consummate a change of control offer to purchase the Empress notes, or Empress change of control offer; or (d) we fail to timely consummate the Empress change of control offer. In May 1999, the Company consummated a tender offer for its 12 3/4% senior notes due 2000, $128.6 million were outstanding prior to the tender offer. Substantially all of the senior notes were tendered in the tender offer. In the second quarter of 1999, the Company recognized an extraordinary loss of $9.6 million in conjunction with the debt redemption. On June 30, 1999, HGHC completed its $375 million credit facility. The credit facility consists of a $250 million five-year revolver and a $125 million seven-year term loan.

5. Contingencies:

The Company and its subsidiaries, during the normal course of operating their business, become engaged in various litigation and other legal disputes. In the opinion of the Company's management, the ultimate disposition of such disputes will not have a material impact on the Company's operations.

On September 2, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire the operating subsidiaries of Empress Entertainment, Inc. ("Empress") for an estimated $609 million, including assumption of a portion of Empress' existing debt of approximately $150 million. Empress owns two riverboat gaming operations: one in Hammond, Indiana and one in Joliet, Illinois. The Company intends to fund the acquisition through the new borrowings. The transactions contemplated by the Merger Agreement are subject to the approval of the Mississippi Gaming Commission, the Louisiana Gaming Commission, the Illinois Gaming Board and the Indiana Gaming Commission. There can be no assurance that the Company will be successful in obtaining such approvals. In addition, the Merger Agreement, including the amendment dated March 25, 1999, provides that each party has the right to terminate the agreement under certain circumstances, which in some instances would allow Empress to retain a $10 million down payment made by the Company towards the purchase price as well as receive other consideration from the Company not to exceed $3 million. In July 1999, the Company amended the Merger Agreement, subject to regulatory approval, with Empress to extend the closing date of the merger to December 1, 1999.

6. Subsequent Events:

The Company is currently in the process of purchasing approximately 6.0% of additional ownership from certain owners and employees for approximately $27.7 million. The terms have not been finalized; however, the Company anticipates these purchases will be finalized in the third quarter of 1999. Anticipated payment terms include a down payment of approximately $7.1 million with the remaining due through April 2003 including interest at 8%.

On July 23, 1999, the Company entered into a consulting agreement with Empress to provide a wide range of consulting and advisory services in connection with operating casinos in the greater Chicago market and, in particular, the opportunities presented to Empress Joliet as a result of the legislation which now permits dockside gaming. In consideration for the consulting and advisory services to be provided and in recognition of the economic benefits to us of maintaining dockside gaming, we will pay Empress a monthly consulting fee of $333,333 for a period of five years, the total of all such payments not to exceed $20,000,000. The consulting payments will not commence until the closing of the Empress merger and will be suspended during any period during which Empress Joliet is prohibited from conducting dockside gaming activities. All consulting payments will be accelerated if we undergo a change in control.

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

This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which generally can be identified by the use of such terms such as "may," "expect," "anticipate," "believe," "continue," or similar variations or the negative thereof. These forward-looking statements are subject to certain risks and uncertainties, such as risks associated with substantial indebtedness, debt service and liquidity; risks of competition in the Company's existing and future markets; difficulties in completing the integration with Empress, if the Empress merger is consummated; failure to obtain or retain licenses or regulatory approvals; changes in gaming laws and regulations; and other factors discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which could cause actual results to differ materially.

RESULTS OF OPERATIONS

Three months ended June 30, 1999 and 1998

Net revenues for the three months ended June 30, 1999 were $118.8 million, compared to $111.5 million for the comparable period in 1998. Operating income decreased to $18.0 million for the three months ended June 30,1999, from $18.8 million for the comparable 1998 period.

The Company's net revenues include casino revenues and non-casino revenues of $110.2 million and $8.5 million, respectively, for the quarter ended June 30, 1999 and $103.2 million and $8.3 million, respectively, for the quarter ended June 30, 1998. Casino revenue per day increased approximately 6.8% in 1999 to $1,211,000 from $1,134,000 in 1998.

The increase in net revenues was primarily caused by an increase in gaming revenue resulting from volume increases in both slot coin-in and table game drop. Both operating subsidiaries (Horseshoe Bossier City and Horseshoe Tunica) contributed to the increase in net revenues over the prior year. The decrease in operating income occurred mainly as a result of an additional $8.0 million write-down of the Company's old Bossier City riverboat, "Queen of the Red". This charge was recorded to adjust the carrying value of the riverboat to its current estimated net realizable value of $4.0 million. The Company's operating income margin for the quarter ended June 30, 1999 was 15.1%, compared with 16.9% for the quarter ended June 30, 1998.

Horseshoe Tunica

Horseshoe Tunica contributed net revenues and operating profit before corporate expenses, development expenses and asset write-down of $58.1 million and $16.2 million, respectively, for the quarter ended June 30, 1999 and $54.4 million and $13.0 million, respectively, for the quarter ended June 30, 1998. Horseshoe Tunica's net revenues include casino revenues and non-casino revenues of $55.3 million and $2.8 million, respectively, for the quarter ended June 30, 1999 and $52.0 million and $2.4 million, respectively, for the quarter ended June 30, 1998. Casino revenue per day increased approximately 6.5% in the quarter ended June 30, 1999 to $608,000 from $571,000 for the comparable 1998 period.

The increase in net revenues is primarily due to an increase in gaming volume. The operating profit before corporate expenses, development expenses and asset write-down margin for the quarter ended June 30, 1999 was 28% compared with 24% for the quarter ended June 30, 1998. As with the net revenue increase, the operating profit margin increase of 4.0 percentage points was primarily due to an increase in gaming volume.

Horseshoe Bossier City

Horseshoe Bossier City contributed net revenues and operating profit before corporate expenses, development expenses and asset write-down of $60.7 million and $8.9 million, respectively, for the quarter ended June 30, 1999 and $57.1 million and $8.9 million, respectively, for the quarter ended June 30, 1998. The increase in net revenues is primarily due to an increase in gaming volume. Horseshoe Bossier City's net revenues include casino revenues and non-casino revenues of $55.0 million and $5.7 million, respectively, for the quarter ended June 30, 1999 and $51.2 million and $5.9 million, respectively, for the quarter ended June 30, 1998. Casino revenue per day increased approximately 7.3% in the quarter ended June 30, 1999 to $604,000 from $563,000 for the comparable 1998 period.

Operating profit before corporate expenses, development expenses and asset write-down for the 1999 period includes additional expenses of approximately $1.0 million due to an increase in costs of complimentary goods and services provided to customers. The 1999 period also includes approximately $0.6 million in additional payroll and related expenses due to the maturation of the work force. The operating profit margin for the quarter ended June 30, 1999 was 15% compared with 16% for the quarter ended June 30, 1998. The slight decline in the margin is also due to amortization expense recognized as a result of the Company's purchase of the 8.08% minority shareholder interests.

Other Factors Affecting Earnings

In May 1999, the Company reached an agreement in principle with five former employees with aggregate redeemable ownership interests of 7.2% on the value of their ownership interests. In June 1999, the first installment of approximately $11.5 million was paid to these five former employees with the remaining amount to be paid over a period not to exceed four years. The notes receivable from these employees were fully paid as a result of this transaction. Operating results for the three and six months ended June 30, 1999 include a $2.9 million reduction in deferred compensation expense resulting from revising the estimated value of these ownership interests. The initial value of the redeemable ownership interests was based on an independent appraisal.

During the second quarter of 1999, the Company recorded an additional $8.0 million charge to adjust the carrying value of the riverboat held for sale, Queen of the Red, to its current estimated net realizable value of $4.0 million. The estimated realizable value was based on recent market information concerning riverboats being held for sale. This additional charge was made to reflect the current market conditions for idle riverboats. In May 28, 1999, the Illinois Legislature passed a bill allowing dockside gaming and eliminated the need for cruising vessels. Accordingly, it is likely that additional gaming vessels will become available for resale shortly.

The increase in net interest expense of $1.6 million for the three months ended June 30, 1999, compared with the same period in 1998, is mainly due to the increase in the total amount of debt outstanding. Total debt outstanding increased to $780.8 million as of June 30, 1999 from $356.7 million as of June 30, 1998. The increased borrowings were necessary to fund the planned merger with Empress.

Interest income for the three months ended June 30, 1999 was $3.0 million, compared to $0.5 million for the three months ended June 30, 1998. This significant increase of approximately $2.5 million was a direct result of depositing $342.3 million into a secured proceeds account that will be used for partial payment of the Empress merger. This $342.3 million was obtained in the second quarter of 1999 through a $600 million notes offering (see Liquidity and Capital Resources below).

Six months ended June 30, 1999 and 1998

Net revenues for the six months ended June 30, 1999 were $240.1 million, compared to $225.4 million for the comparable period in 1998. Operating income increased to $44.5 million for the six months ended June 30,1999, from $38.1 million for the comparable 1998 period.

The increase in net revenues was primarily caused by a 6.1% increase in gaming revenue mainly resulting from volume increases. Both operating subsidiaries (Horseshoe Bossier City and Horseshoe Tunica) contributed to the increase in net revenues over the prior year. The increase in operating income occurred mainly as a result of increased net revenues. The Company's operating income margin for the six months ended June 30, 1999 was 18.5%, compared with 16.9% for the six months ended June 30, 1998. The Company's net revenues include casino revenues and non-casino revenues of $222.9 million and $17.2 million, respectively, for the six months ended June 30, 1999 and $210.1 million and $15.4 million, respectively, for the six months ended June 30, 1998. Casino revenue per day increased approximately 6.1% in 1999 to $1,232,000 from $1,161,000 in 1998.

Horseshoe Tunica

Horseshoe Tunica contributed net revenues and operating profit before corporate expenses, development expenses and asset write-down of $117.5 million and $32.4 million, respectively, for the six months ended June 30, 1999 and $110.0 million and $27.7 million, respectively, for the six months ended June 30, 1998. The increase in net revenues is primarily due to an increase in gaming volume.

Horseshoe Tunica's net revenues include casino revenues and non-casino revenues of $112.4 million and $5.1 million, respectively, for the six months ended June 30, 1999 and $105.3 million and $4.7 million, respectively, for the six months ended June 30, 1998. Casino revenue per day increased approximately 6.7% in the six months ended June 30, 1999 to $621,000 from $582,000 for the comparable 1998 period.

The table game revenue increase, relating to drop volume, of $1.6 million over the same period in 1998, more than offset the $0.6 million reduction related to hold percentage. In addition to this $1.0 million increase in table game revenue, the slot revenue increase of approximately $6.1 million, primarily resulting from increased coin-in volume, contributed to the $7.5 million casino revenue increase.

The operating profit before corporate expenses, development expenses and asset write-down margin for the six months ended June 30, 1999 was 28% compared with 25% for the six months ended June 30, 1998. As with the net revenue increase, the margin increase of 3.0 percentage points was primarily due to an increase in gaming revenues.

Horseshoe Bossier City

Horseshoe Bossier City contributed net revenues and operating profit before corporate expenses, development expenses and asset write-down of $121.4 million and $20.4 million, respectively, for the six months ended June 30, 1999 and $115.4 million and $16.9 million, respectively, for the six months ended June 30, 1998. The increase in net revenues is primarily due to an increase in slot coin-in volume.

Horseshoe Bossier City's net revenues include casino revenues and non-casino revenues of $110.5 million and $10.9 million, respectively, for the six months ended June 30, 1999 and $104.8 million and $10.6 million, respectively, for the six months ended June 30, 1998. Casino revenue per day increased approximately 5.5% in the six months ended June 30, 1999 to $611,000 from $579,000 for the comparable 1998 period.

The $5.7 million increase in casino revenue was primarily attributed to an increase in slot coin-in volume. The slot revenue increase relating to the coin-in volume variance was $6.7 million. This revenue increase relating to volume was offset by a reduction of $0.8 million due to a variance in hold percentage. As a result of the increased slot volume and the decreased slot hold percentage, slot revenue increased $5.9 million.

In contrast, table game revenue decreased by $0.2 million in the six months ended June 30, 1999 over the same period in 1998. Revenues due to drop volume actually increased by $3.8 million for the period; however, revenues were slightly offset by a $4.0 million decrease in revenue relating to a reduced hold percentage.

Operating profit before corporate expenses, development expenses and asset write-down for the 1999 period includes additional expenses in the casino division of approximately $0.8 million in additional payroll and related expenses due to the maturation of the work force. The 1999 period also includes additional amortization expense recognized as a result of the Company's purchase of the 8.08% minority shareholder interests (see Louisiana Repurchase below).

Other Factors Affecting Earnings

There were no additional factors affecting earnings in the six months ended June 30, 1999 as compared to the same period in 1998 other than what was discussed previously in the three months ended June 30, 1999 and 1998 discussions (see above).

LIQUIDITY AND CAPITAL RESOURCES

On May 11, 1999, Horseshoe Gaming Holding Corp. ("HGHC", see Other Matters below) issued $600 million of 8 5/8% senior subordinated notes. These proceeds have been loaned to the Company through intercompany mirror notes. The proceeds from the issuance were used to refinance the Company's 12 3/4% senior notes and refinance the Company's $130 million credit facility, of which $75 million was outstanding as of May 11, 1999. Of the remaining proceeds, $342.3 million was placed in a secured proceeds account. The secured proceeds account was pledged to the trustee to secure our obligations under the notes and the indenture, including our obligation to redeem a portion of the notes at 101% of their principal amount if: (a) we fail to consummate the Empress merger for any reason by December 1, 1999; (b) we determine that the Empress merger will not be completed by that date; (c) more than $75.0 million of the $150.0 million of Empress' 8 1/8% senior subordinated notes due 2006, or Empress notes, remain outstanding after we consummate a change of control offer to purchase the Empress notes, or Empress change of control offer; or (d) we fail to timely consummate the Empress change of control offer. To partially finance the Empress merger, the Company completed a bank financing for a new $375 million senior credit facility which is available only upon completion of the merger.

LIQUIDITY

Net cash provided by operating activities was $51.3 million and $23.5 million for the six months ended June 30, 1999 and 1998, respectively. The increase in operating cash flow from the first six months of 1999 compared to 1998 is due mainly to the 1998 period reflecting a $18.7 million payment for accrued dividends. The remaining fluctuation is mainly due to the non-cash write-down of $8.0 million to the Queen of the Red and approximately $9.6 million relating to the extraordinary loss from the early retirement of long-term debt recognized during 1999.

CAPITAL SPENDING AND FINANCING

Net cash used in investing activities was $17.4 million and $62.6 million for the six months ended June 30, 1999 and 1998, respectively. Cash flows from investing activities include expenditures for normal capital replacement and expansion projects. The fluctuation in investing cash flows is mainly due to the expansion project recently completed in Horseshoe Bossier City in 1998.

Net cash (used in) provided by financing activities were $(65.7) million and $29.6 million for the six months ended June 30, 1999 and 1998, respectively. Two factors caused the fluctuation in the six months ended June 30, 1999 and 1998. First, the 1998 period includes $45.0 million in borrowings to finance expansion capital expenditures and second, the 1999 period includes $34.4 million in payments to purchase outstanding warrants.

Cash and cash equivalents totaled $52.3 million as of June 30, 1999. We believe that our cash and cash equivalents on hand, cash from operations and available borrowing capacity will be adequate to meet our existing debt service obligations and capital expenditure commitments for the next twelve months.

OWNERSHIP REPURCHASE MATTERS

On January 13, 1999, the Company repurchased outstanding warrants held by a third party which entitled such third party to purchase an approximate 6.99% ownership interest from its largest shareholder, HGI, for an exercise price of $510,000. Upon acquisition, the Company exercised the warrants and retired the membership units acquired from HGI. The total cost of the warrants, including fees, expenses and the exercise price paid to HGI, was approximately $34.4 million, which was recorded as a reduction in members' equity in the first quarter of 1999.

The Company has employment agreements and unit option agreements with certain employees which contain put/call options whereby, upon termination of employment, the Company must, at the election of any such employee, and may, at the Company's election, purchase such employee's ownership interest for an amount equal to the fair market value of such interest as determined by an independent appraisal or an arbitration process. As of March 31, 1999, the aggregate fair market value of all interests subject to such put/call options, representing approximately 9.9% ownership of the Company, was $54.9 million based on an appraisal obtained in November 1997. Such agreements provide that the purchase price for the employee's ownership interest shall be paid in cash, either upon transfer of the interest to us or in installments over a period not to exceed four years depending on the aggregate purchase price.

In May 1999, we reached an agreement in principle with the five former employees with aggregate ownership interests in the Company of 7.2% on the valuation of their ownership interests. The agreed-upon valuation for purposes of calculating the valuation of the five former employees' ownership interests is $470 million if the Empress merger is not consummated and $500 million if the Empress merger is consummated. In June 1999, the first installment of approximately $11.5 million was paid to these five former employees with the remaining amount due through April 2002. The notes receivable from these employees were fully paid as a result of this transaction. The effect of the change in the estimated value of approximately $2.9 million is reflected in the second quarter 1999 results of operations.

Four current employees of the Company holding ownership interests totaling approximately 1.3% have exercised their put/call option and two employees holding unit options have exercised their put/call option. In July 1999, we paid approximately $0.5 million to the two employees holding unit options in full settlement. The four current employees will be paid out over a period of three years, with the first installment of approximately $1.7 million due and payable upon final agreement which is expected to occur in the third quarter of 1999.

LOUISIANA REPURCHASE

In April 1999, we exercised our option to acquire the remaining 8.08% limited partnership interest in Horseshoe Entertainment, L.P. not held by New Gaming Capital Partnership for total consideration of up to $30.4 million, which included payments for a non-compete covenant, consents and a release of claims. The consideration for the repurchase consisted of $2.1 million in cash, offsets against the negative capital account balances of the former limited partners and payables amounting to $26.0 million, of which $4.0 million is included in accrued expenses and the remaining $22.0 million is included in other long-term liabilities.

EMPRESS MERGER

On September 2, 1998, we entered into an Agreement and Plan of Merger, as amended on March 25, 1999 and July 23, 1999, to acquire the operating subsidiaries of Empress for an estimated $609.0 million, subject to adjustment, including assumption of $150.0 million of Empress notes. We intend to use the funds in the secured proceeds account and amounts available under the new credit facility in order to consummate the Empress merger. The acquisition will be accomplished by merging two of our wholly-owned subsidiaries into the Empress subsidiaries that own Empress Hammond and Empress Joliet. The transactions contemplated by the merger agreement are subject to the approval of the Mississippi Gaming Commission, the Louisiana Gaming Control Board, the Illinois Gaming Board and the Indiana Gaming Commission. There can be no assurance that we will be successful in obtaining such approvals. In addition, the merger agreement provides that each party has the right to terminate the agreement under certain circumstances, which in some instances would allow Empress to retain a $10.0 million down payment we made towards the purchase price as well as receive other consideration not to exceed $3.0 million. The July 23, 1999 amendment to the Agreement and Plan of Merger extended the closing date to December 1, 1999.

OTHER MATTERS

On April 15, 1999, HGHC was formed by the filing of a Certificate of Incorporation with the Delaware Secretary of State. Certain members of the Company intend to contribute their membership interests to HGHC such that, following such contribution, HGHC would own over 90% of the aggregate ownership interests in the Company. Prior to the Empress merger, HGHC intends to take all necessary action such that it will own 100% of the Company.

On July 23, 1999, we entered into a consulting agreement Empress to provide us with a wide range of consulting and advisory services in connection with operating casinos in the greater Chicago market and, in particular, expecting in full the opportunities presented to Empress Joliet as a result of the legislation which now permits dockside gaming. In consideration for the consulting and advisory services to be provided and in recognition of the economic benefits to us of maintaining dockside gaming, we will pay Empress a monthly consulting fee of $333,333 for a period of five years, the total of all such payments not to exceed $20,000,000. The consulting payments will not commence until the closing of the Empress merger and will be suspended during any period during which Empress Joliet is prohibited from conducting dockside gaming activities. All consulting payments will be accelerated if we undergo a change in control.

YEAR 2000 READINESS DISCLOSURE

The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of our programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

The Company has outlined its Year 2000 compliance plan into three phases:

(1) a thorough internal review of potential system problems and their impact on our business,

(2) the subsequent implementation of the remediation plan formulated as a result of phase 1 and a review of the compliance of our significant vendors and suppliers, and

(3) extensive testing of the remediation plan implementation and extensive construction and review of contingency plans by an internal Year 2000 task force comprised of key corporate and property executives and personnel.

Key elements of the remediation plan generated from phase 1 included the following:

o     Financial and HR software packages were upgraded.

o     In excess of two hundred personal computers were purchased and installed.

o A new network operating system and company-wide email system was purchased and subsequently installed.

o Hotel management system was upgraded to a new version, which was Y2K compliant.

o All telephone call accounting software packages were replaced with new compliant software.

o Time and attendance software and time clocks in Horseshoe Bossier City are being replaced.

o The Slot Accounting system in Horseshoe Tunica has been upgraded and the one in Horseshoe Bossier City is scheduled for an upgrade.

Contingency plans are being developed and tested in phase 3. Accordingly, the Company does not anticipate any internal systems failures will have a material impact on its operations or financial condition. The Company will continue its efforts to ensure that major third party vendors as well as public and private providers of infrastructure services such as utilities and communication services will be Year 2000 compliant. The failure of such infrastructure services could result in a "worst case" scenario in which operations relying on services like mechanical gaming devices would be temporarily disrupted. The Company cannot presently estimate either the likelihood or the potential cost of such failures. While the Company cannot be sure that it and our suppliers and customers will fully resolve the Year 2000 compliance issues, neither the estimated costs nor the outcome of the Year 2000 problem is expected to have a material impact on the Company's financial position or results of operations.

Phase 1 has been completed; with phase 2 substantially completed, and phase 3 to be completed by October 1, 1999. The Company expects to be fully Year 2000 compliant by October 1, 1999.

As of July 31, 1999, the Company had spent approximately $480,000, and estimates additional costs of approximately $196,000, in connection with the Year 2000 compliance program. The Company plans to fund expenditures associated with Year 2000 compliance from working capital.

PART II OTHER INFORMATION

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    Exhibit No. 27.1 -- Financial Data Schedule - Horseshoe Gaming, L.L.C.
                        and Subsidiaries

(b) Reports on Form 8-K

    None.

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


                                        HORSESHOE GAMING, L.L.C.
                                        a Delaware limited liability company

                                        By:  Horseshoe Gaming, Inc.,
                                             a Nevada corporation
                                        Its: Manager



Date: August 14, 1999                   By: /s/ KIRK C. SAYLOR
                                            ----------------------------------
                                            Kirk C. Saylor
                                            Chief Financial Officer

                                  EXHIBIT INDEX


               Exhibit
               Number                   Description
               -------                  -----------

                27.1 Financial Data Schedule-Horseshoe Gaming, L.L.C. and Subsidiaries