Form 10-Q/A
period 1999-06-30
HORSESHOE GAMING LLC
filed 1999-08-17
CIK 1005732

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                Amendment No. 1

                                       to

                                  FORM 10-Q/A


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

                    HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                     Three Months Ended             Six Months Ended
                                                          June 30,                      June 30,
                                                  ------------------------      ------------------------
                                                    1999           1998           1999           1998
                                                  ---------      ---------      ---------      ---------
Revenues:
    Casino                                        $ 110,244      $ 103,219      $ 222,942      $ 210,059
    Food and beverage                                12,159         11,514         25,154         22,596
    Hotel                                             8,656          8,590         17,418         16,873
    Other                                             3,178          2,343          7,479          4,434
                                                  ---------      ---------      ---------      ---------
                                                    134,237        125,666        272,993        253,962
Promotional allowances                              (15,484)       (14,141)       (32,882)       (28,531)
                                                  ---------      ---------      ---------      ---------
       Net revenues                                 118,753        111,525        240,111        225,431
                                                  ---------      ---------      ---------      ---------

Expenses:
    Casino                                           59,753         58,999        121,783        119,547
    Food and beverage                                 3,971          4,146          7,375          8,325
    Hotel                                             3,097          3,058          5,670          5,942
    Other                                             1,425          1,215          3,376          2,799
    General and administrative                       15,670         13,689         29,630         27,194
    Preopening                                           --             --             --            653
    Depreciation and amortization                     9,729          8,466         18,314         16,413
                                                  ---------      ---------      ---------      ---------
       Total expenses                                93,645         89,573        186,148        180,873
                                                  ---------      ---------      ---------      ---------

Operating Profit Before Corporate and
    Development Expenses And Asset Write-down        25,108         21,952         53,963         44,558
    Corporate and development expenses                2,217          2,019          3,919          3,968
    Deferred compensation                            (3,060)         1,108         (2,485)         2,454
    Asset write-down                                  8,000             --          8,000             --
                                                  ---------      ---------      ---------      ---------

Operating Income                                     17,951         18,825         44,529         38,136
                                                  ---------      ---------      ---------      ---------
    Interest expense                                (14,222)       (10,082)       (24,482)       (19,811)
    Interest income                                   2,961            452          3,529            929
                                                  ---------      ---------      ---------      ---------
       Net interest                                 (11,261)        (9,630)       (20,949)       (18,882)
                                                  ---------      ---------      ---------      ---------
    Other                                              (217)           (60)          (226)          (170)
    Minority interest                                    --            (23)          (312)             1
                                                  ---------      ---------      ---------      ---------

Income Before Extraordinary Loss on
    Early Retirement of Debt                          6,473          9,112         23,042         19,085
Extraordinary loss on early retirement
    of debt                                          (9,649)            --         (9,649)            --
                                                  ---------      ---------      ---------      ---------

Net Income (Loss)                                 $  (3,176)     $   9,112      $  13,389      $  19,085
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

                    HORSESHOE GAMING, L.L.C. AND SUBSIDIARIES

                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                             Six Months Ended
                                                                 June 30,
                                                        ------------------------
                                                           1999            1998
                                                        ---------      ---------
    Cash flows from financing activities:
       Proceeds from debt, net of debt issue
          costs of $24,830 in 1999                      $ 582,671       $ 45,000
       Increase in debt issue costs                        (9,691)            --
       Increase in secured proceeds account              (344,859)            --
       Payments on debt, including early retirement
          premium and penalties                          (247,930)        (1,775)
       Distribution to minority shareholders                 (842)          (523)
       Capital distributions                              (10,616)       (13,097)
       Warrant repurchase                                 (34,426)            --
                                                        ---------      ---------
                 Net cash (used in) provided by
                    financing activities                  (65,693)        29,605
                                                        ---------      ---------

Net change in cash and cash equivalents                   (31,825)        (9,455)
Cash and cash equivalents, beginning of period             84,151         48,710
                                                        ---------      ---------
Cash and cash equivalents, end of period                $  52,326      $  39,255
                                                        =========      =========

Supplemental disclosure of cash flow information:
    Interest paid                                       $  21,299      $  17,842

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

PART II OTHER INFORMATION

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    Exhibit No. 27.1 -- Financial Data Schedule - Horseshoe Gaming, L.L.C.
                        and Subsidiaries (previously filed)

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